Form 10QSB
period 1999-03-31
EAGLES NEST MINING CO
filed 1999-09-28
CIK 1086417

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1999

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 0-26067

                    EAGLES NEST MINING COMPANY
(Exact name of small business issuer as specified in its charter)

            Idaho                           87-0571300
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

       253 Ontario #1, P.O. Box 3303, Park City, Utah 84060
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (435) 649-5060

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                Outstanding as of March 31, 1999

Common Stock, no par value                1,392,700


                        TABLE OF CONTENTS

Heading                                                                 Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .        3

          Balance Sheets -- March 31, 1999 . . . . . . . . . . . .        4

          Statements of Operations -- six months ended
            March 31, 1999 and 1998. . . . . . . . . . . . . . . .        5

          Statements of Stockholders' Equity . . . . . . . . . . .        6

          Statements of Cash Flows -- six months ended
            March 31, 1999 and 1998. . . . . . . . . . . . . . . .        7

          Notes to Financial Statements  . . . . . . . . . . . . .        8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .       10

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .       12

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .       12

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .       12

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .       12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .       12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .       12

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .       13


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1999, have been prepared by the Company.















                    EAGLES NEST MINING COMPANY


                       FINANCIAL STATEMENTS

                          March 31, 1999




                   Eagles Nest Mining Company
                  A Development Stage Company
                   Comparative Balance Sheet

                                                      March 31
     Assets                                        1999      1998

     Current Assets
     Cash and Cash Equivalents                     $146      $234
     Total Current Assets                           146       234

     Total Assets                                   146       234

     Liabilities and Stockholder's Equity

     Current Liabilities
     Total Current Liabilities                        0         0

     Stockholder's Equity
     Common Stock - 10,000,000 Shares No Par
          Authorized 1,392,700 shares issued
          and outstanding                          8,970    8,970
     Retained Earnings (Deficit)                  (8,824)  (8,736)
     Total Stockholder's Equity                        0        0

     Total Liabilities and Stockholder's Equity     $146     $234

























The Accompanying "Notes to Financial Statements" Are An Integral Part of These
                                Financial Statements


                   Eagles Nest Mining Company
                  A Development Stage Company
              Comparative Statement of Operations

                                                                   From
                                           For Six              Inception
                                         Months Ended          Sept. 14, 1987
                                           March 31             to March 31
                                       1999        1998        1999    1998

     Revenues
     Net Revenues                     $   0       $   0       $    0   $    0

     Expenses                            48         (24)       5,466    8,824

     Net Income (Loss)                  (48)        (24)      (5,466)  (8,824)

     Net Income (Loss) per
     share common stock               $   0       $   0       $    0   $(0.02)
     Weighted  average
     number of shares outstanding 1,392,700   1,392,700      450,263  450,263




















The Accompanying "Notes to Financial Statements" Are An Integral Part of
                         These Financial Statements


                   Eagles Nest Mining Company
                  A Development Stage Company
          Comparative Analysis of Stockholder's Equity

                                                                        Deficit
                                                                     Accumulated
                                                        Common Stock     Since
                                                      Shares   Amount  Sept. 14,
                                                                          1987

  Common Stock Issued September 14, 1987             302,200   $3,200
  Net Loss for the Year Ended September 30, 1987           0        0  $ (3,220)
  Balance September 30, 1987                         302,200    3,220     3,220
  Common Stock Issued in 1988                            500       50
  Net Loss for the Year Ended September 30, 1988           0        0       (50)
  Balance September 30, 1988                         302,700    3,270    (3,270)
  Net Changes for the Year Ended September 30, 1989        0        0         0
  Balance September 30, 1989                         302,700    3,270    (3,270)
  Net Changes for the Year Ended September 30, 1990        0        0         0
  Balance September 30, 1990                         302,700    3,270    (3,270)
  Net Changes for the Year Ended September 30, 1991        0        0         0
  Balance September 30, 1991                         302,700    3,270    (3,270)
  Net Changes for the Year Ended September 30, 1992        0        0         0
  Balance September 30, 1992                         302,700     3,270   (3,270)
  Net Changes for the Year Ended September 30, 1993        0         0        0
  Balance September 30, 1993                         302,700     3,270   (3,270)
  Net Changes for the Year Ended September 30, 1994        0         0        0
  Balance September 30, 1994                         302,700     3,270   (3,270)
  Net Changes for the Year Ended September 30, 1995        0         0        0
  Balance September 30, 1995                         302,700     3,270   (3,270)
  Net Changes for the Year Ended September 30, 1996        0         0        0
  Balance September 30, 1996                         302,700     3,270   (3,270)
  Common Stock Issued August 28, 1997              1,000,000     5,000        0
  Net Changes for the Year Ended September 30, 1997        0         0        0
  Balance September 30, 1997                       1,302,700     8,270   (3,270)
  Common Stock Issued November 12, 1997              900,000       450
  Additional Paid in Capital February 23, 1998                     250
  Net (Loss) for Six Months Ended March 31, 1998                         (5,466)
  Balance March 31, 1998                           1,392,700     8,970   (8,736)
  Net (Loss) for Six Months Period
  March 31, 1998 to September 30, 1998                                      (40)
  Balance September 30, 1998                       1,392,700     8,970    8,776
  Net Loss Six Months Ended March 31, 1999                                   48
  Balance March 31, 1999                           1,392,700    $8,970   $8,824








The Accompanying "Notes to Financial Statements" Are An Integral Part of
                             These Financial Statements


                   Eagles Nest Mining Company
                  A Development Stage Company
              Comparative Statement of Cash Flows

                                                                   From
                                           Six Months Ended     Inception
                                                March 31        Sept. 31, 1987
                                           1999         1998   to March 31, 1999

     Cash Flows From Operating Activities
          Net (Loss)                      $  48     $  (5,466)   $  8,824
          Adjustments to Reconcile Net
          Income (Loss) to Net Cash Used
          in Operations
          Non Cash Expenses                   0           450       3,450
     Net Cash Provided (Used) by Operations (48)       (5,016)      5,374

     Cash Flows From Investing Activity
          Common Stock Issued for Cash        0             0       5,270
          Additional Paid in Capital          0           250         250
     Cash Flows from Financing Activities     0             0       5,520

     Net Cash Increase (Decrease)           (48)       (4,766)          0

     Cash Balance Beginning                 194           500           0

     Cash Balance Ending                   $146       $   234     $     0
























The Accompanying "Notes to Financial Statements" Are An Integral Part of
                    These Financial Statements



                   Eagles Nest Mining Company
                 (A Development Stage Company)
                 Notes to Financial Statements
                    March 31, 1999 and 1998

Note 1: Organization and History

The Company was organized in the State of Idaho on September 14, 1987. The Company has not begun operations and has been dormant since its organization.

Cash and Cash Equivalents: Cash consist of cash and demand deposits. The Company defines cash equivalent as highly liquid short term investments with an original maturity of three months or less. The Company has not had any cash equivalents.

Accounting Method and Financial Statements: The Company has been dormant since its inception with its only transactions consisting of stock sales and administrative services.

Income Tax: The Company does not have a tax asset or liability. The Company has a net operating loss carryover of $5,056 which has ben offset by a valuation account. Should the Company commence operations the net operating loss would be usable and would expire as follows:

                   Year                 Loss
                   2002                 $220
                   2003                   50
                   2018                5,056
                   2019                   48
                   Total              $5,374


Net (Loss) Per Share: Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Development Stage Company: The Company is classified as a development stage company as it is dormant and planned principle operation have not commenced.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect that amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2: Common Stock Issued for Services

390,000 shares of unregistered common stock was issued to certain directors of the corporation as compensation for services rendered. Information regarding this issue is as follows:

     1.  The 300,000 shares were issued on September 17, 1987 and
90,000 shares were issued on
          November 12, 1997.
     2. The stock was issued for administrative services rendered to the Corporation.
     3.  The value of the services rendered is as follows:

          A.  300,000 shares issued September 17, 1987 was
$3,000.00
          B.  90,000 shares issued November 12, 1997 was $450.00


Note 3: Going Concern

The Company's financial statements have been presented on the basis that it is a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merge candidate and ultimately, achieve profitable operation. The accompanying financial statements do no include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     Eagles Nest Mining Company (the "Company") is considered a development stage company with no assets or capital and with no significant operations or income for several years. The costs and expenses associated with the preparation and filing of the Company's registration statement in 1999 were paid for by a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds, including funds to cover expenses associated with being a public company, will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern. Accordingly, the Company's independent accountants have included in the Company's financial statements a going concern qualification footnote.

Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

    As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    The Company has accumulated approximately $5,374 of net operating loss carryforwards as of March 31, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2019. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the six month period ended March 31, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Year 2000

    Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

    Because the Company currently does not have any operations except for its search for viable business opportunities, it does not own or use any computer equipment. The Company does not anticipate doing a full assessment of the potential Year 2000 issue until it has made an acquisition of or merged with an operating entity. The Company does not believe that the cost of addressing the issue will have a material adverse impact on its financial position. Further, the Company believes that no third parties with whom it may have a material relationships will be materially affected by the Year 2000 issues.

Risk Factors and Cautionary Statements

    This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                             PART II

Item 1.  Legal Proceedings

    There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 1999.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EAGLES NEST MINING COMPANY



Date:  September 28, 1999         By:  /S/ J. Rockwell Smith
                                       J. Rockwell Smith
                                       C.E.O., President and
                                       Director



Date: September 28, 1999          By:  /S/ Jim Ruzicka
                                       Jim Ruzicka
                                       Secretary/Treasurer,  and
                                       Director
                                       (Principal Accounting
                                        Officer)