Form 10QSB
period 1999-06-30
EAGLES NEST MINING CO
filed 1999-09-28
CIK 1086417

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class             Outstanding as of June 30, 1999

Common Stock, no par value                1,392,700


                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- June 30, 1999. . . . . . . . . . . . .          4

          Statements of Operations -- nine months ended
            June 30, 1999 and 1998 . . . . . . . . . . . . . . . .          5

          Statements of Stockholders' Equity . . . . . . . . . . .          6

          Statements of Cash Flows -- nine months ended
            June 30, 1999 and 1998 . . . . . . . . . . . . . . . .          7

          Notes to Financial Statements  . . . . . . . . . . . . .          8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         10

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         12

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .         12

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         12

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         12

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         13


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1999, have been prepared by the Company.















                    EAGLES NEST MINING COMPANY


                       FINANCIAL STATEMENTS

                          June 30, 1999





                   Eagles Nest Mining Company
                  A Development Stage Company
                   Comparative Balance Sheet

                                                                June 30
     Assets                                                 1999      1998

     Current Assets
     Cash and Cash Equivalents                           $     0   $   218
     Total Current Assets                                      0       218

     Total Assets                                              0       218


     Liabilities and Stockholder's Equity

     Current Liabilities
     Total Current Liabilities                                 0         0


     Stockholder's Equity
     Common Stock - 10,000,000 shares No Par Authorized
          1,392,700 shares issued and outstanding          8,970     8,970
     Retained Earning (Deficit)                           (8,970)   (8,752)
     Total Stockholder's Equity                                0         0

     Total Liabilities and Stockholder Equity            $     0   $   218
























The Accompanying "Notes to Financial Statements" Are An Integral Part of
                  These Financial Statements



                   Eagles Nest Mining Company
                  A Development Stage Company
              Comparative Statement of Operations

                                                                   From
                                              For Nine          Inception
                                            Months Ended     Sept. 14, 1987
                                               June 30            June 30
                                           1999       1998         1999

     Revenues
     Net Revenues                       $     0     $      0      $    0

     Expenses                               194        5,482       8,970
     Net Income (Loss)                     (194)      (5,482)     (8,970)

     Net Income (Loss) per
     share common stock                 $     0     $      0       (0.02)

     Weighted average
     number of shares outstanding     1,392,700    1,392,700     450,026





























The Accompanying "Notes to Financial Statements" Are An Integral Part of
                   These Financial Statements



                   Eagles Nest Mining Company
                  A Development Stage Company
          Comparative Analysis of Stockholder's Equity

                                                                        Deficit
                                                                     Accumulated
                                                       Common Stock      Since
                                                     Share s   Amount  Sept. 14,
                                                                           1987

    Common Stock Issued September 14, 1987          302,200    $3,220
    Net Loss for the year Ended September 30, 1987        0         0  $ (3,220)
    Balance September 30, 1987                      302,200     3,220     3,220
    Common Stock Issued in 1988                         500        50
    Net Loss for the Year Ended September 30, 1988        0         0       (50)
    Balance September 30, 1988                      302,700     3,270    (3,270)
    Net Changes for the Year Ended September 30, 1989     0         0         0
    Balance September 30, 1989                      302,700     3,270    (3,270)
    Net Changes for the Year Ended September 30, 1990     0         0         0
    Balance September 30, 1990                      302,700     3,270     3,270)
    Net Changes for the Year Ended September 30, 1991     0         0         0
    Balance September 30, 1991                      302,700     3,270    (3,270)
    Net Changes for the year Ended September 30, 1992     0         0         0
    Balance September 30, 1992                      302,700     3,270    (3,270)
    Net Changes for the Year Ended September 30, 1993     0         0         0
    Balance September 30, 1993                      302,700     3,270    (3,270)
    Net Changes for the Year Ended September 30, 1994     0         0         0
    Balance September 30, 1994                      302,700     3,270    (3,270)
    Net Changes for the Year Ended September 30, 1995     0         0         0
    Balance September 30, 1995                      302,700     3,270    (3,270)
    Net Changes for the Year Ended September 30, 1996     0         0         0
    Balance September 30, 1996                      302,700     3,270    (3,270)
    Common Stock Issued August 28, 1997           1,000,000     5,000         0
    Net Changes for the Year Ended September 30, 1997     0         0         0
    Balance September 30, 1997                    1,302,700     8,270    (3,270)
    Common Stock Issued November 12, 1997            90,000       450         0
    Additional Paid in Capital, February 23, 1998                 250
    Net (Loss) for Nine Months Ended June 30, 1998        0         0    (5,482)
    Balance June 30, 1998                         1,392,700     8,970    (8,752)
    Net (Loss) Three Months, June 30, 1998
    Through September 30, 1998                                              (24)
    Balance September 30, 1998                    1,392,700     8,970     8,776
    Net Loss Nine Months Ended June 30, 1999                                194
    Balance June 30, 1999                         1,392,700    $8,970    $8,970








The Accompanying "Notes to Financial Statements" Are An Integral Part of
                   These Financial Statements


                   Eagles Nest Mining Company
                  A Development Stage Company
              Comparative Statement of Cash Flows

                                                                       From
                                           Nine Months Ended        Inception
                                                 June 30          Sept. 14, 1987
                                             1999      1998        June 30, 1999

Cash Flows From Operating Activities

     Net (Loss)                               $ (194)   $(5,482)       $ 8,970

     Adjustments to Reconcile Net

     Income (Loss) to Net Cash Used

     in Operations

     Non Cash Expenses                             0        450          3,450

Net Cash Provided (Used) by Operations          (194)    (5,032)         5,520

Cash Flows From Investing Activity                 0          0              0


Cash Flows From Financing Activity

      Common Stock Issued for Cash                  0          0          5,270

     Additional Paid in Capital                    0        250            250

Cash Flows from Financing Activities               0        250          5,520

Net Cash Increase (Decrease)                    (194)    (4,782)             0

Cash Balance Beginning                           194      5,000              0

Cash Balance Ending                            $   0    $   218         $    0












The Accompanying "Notes to financial Statements" Are An Integral Part of
                   These Financial Statements



                   Eagles Nest Mining Company
                 (A Development Stage Company)
                 Notes to Financial Statements
                     June 30, 1999 and 1998


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

Income Tax: The Company does not have a tax asset or liability. The Company has a net operating loss carryover of $5,520 which has been offset by a valuation account. Should the Company commence operations the net operating loss would be usable and would expire as follows:

                  Year                   Loss
                  2002                  $ 220
                  2003                     50
                  2018                  5,056
                  2019                    194
                  Total                $5,520

Net (Loss) Per Share: Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Development Stage Company: The Company is classified as a
`development stage company as it is dormant and planned principle operation have not commenced.

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



Note 2: Common Stock Issued for Services

390,000 shares of unregistered common stock was issued to certain directors of the corporation as compensation for services rendered. Information regarding this issue is as follows:

     1.  The 300,000 shares were issued on September 17, 1987 and
90,000 shares were issued on
           November 12, 1997.
     2. The stock was issued for administrative services rendered to the Corporation.
     3.  The value of the services rendered is as follows:

        A.   300,000 shares issued September 17, 1987 was $3,000.00
        B.   90,000 shares issued November 12, 1997 was $450.00

Note 3: Going Concern

The Company's financial statements have been presented on the basis that it is a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merge candidate and ultimately, achieve profitable operation. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.



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

Net Operating Loss

    The Company has accumulated approximately $5,520 of net operating loss carryforwards as of June 30, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2019. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the nine month period ended June 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended June 30, 1999.



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