Form 10QSB
period 1999-12-31
EAGLES NEST MINING CO
filed 2000-02-29
CIK 1086417

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class               Outstanding as of December 31, 1999

Common Stock, no par value                1,392,700


                        TABLE OF CONTENTS

Heading                                                                Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .       3

          Balance Sheets -- December 31, 1999 and 1998 . . . . . .       4

          Statements of Operations -- three months ended
            December 31, 1999 and 1998 . . . . . . . . . . . . . .       5

          Statements of Cash Flows -- three months ended
            December 31, 1999 and 1998 . . . . . . . . . . . . . .       6

          Notes to Financial Statements  . . . . . . . . . . . . .       7

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .       9

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      11

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .      11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .      11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .      11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      11

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .      12


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended December 31, 1999, have been prepared by the Company.















                    EAGLES NEST MINING COMPANY


                       FINANCIAL STATEMENTS

                        December 31, 1999

                           (Unaudited)













                         Eagles nest Mining Company
                         A Development Stage Company
                       Comparative Balance Sheets (Unaudited)

                                                                December 31
               Assets                                        1999       1998

     Current Assets
         Cash and Cash Equivalents                        $     0     $  170
     Total Current Assets                                       0        170

     Total Assets                                               0        170



          Liabilities and Stockholders' Equity

     Current Liabilities
     Total Current Liabilities                                   0         0

     Stockholders' Equity
          Common Stock - 10,000,000 Shares No Par Authorized
               1,392,700 Shares Issued and Outstanding        8,970    8,970
          Retained Earnings  (Deficit)                       (8,970)  (8,800)
     Total Stockholders' Equity                                   0        0

     Total Liabilities and Stockholders' Equity             $     0  $   170























        The Accompanying "Notes to Financial Statements"
       Are an Integral Part of These Financial Statements



                   Eagles Nest Mining Company
                  A Development Stage Company
        Comparative Statement of Operations (Unaudited)


                                                                     From
                                             For Three             Inception
                                           Months Ended        September 14,1987
                                            December 31         to December 31
     Revenues                          1999         1998            1999

     Net Revenues                   $      0      $     0         $     0

     Expenses                            170           24           8,970

     Net Income (Loss)                  (170)         (24)         (8,970)

     Net Income (Loss) Per
       Share Common Stock                 (0)          (0)             (0)

     Weighted Average
       Number of Shares Outstanding 1,392,700     1,392,700         450,026



























        The Accompanying "Notes to Financial Statements"
       Are an Integral Part of these Financial Statements



                   Eagles Nest Mining Company
                  A Development Stage Company
        Comparative Statement of Cash Flows (Unaudited)

                                                                    From
                                          Three Months Ended      Inception
                                           December 31, 1999  September 14, 1987
                                             1999      1998    December 31, 1999

   Cash Flows From Operating Activities
        Net (Loss)                        $  (170)   $  (24)     $   8,970
        Adjustments to Reconcile Net
        Income (Loss) to Net Cash Used
          In  Operations
        Non Cash Expenses                       0         0          3,450
   Net Cash Provided (Used) By Operations    (170)      (24)         5,520

   Cash Flows From Investing Activity           0         0              0

   Cash Flows From Financing Activity
        Common Stock Issued for Cash            0         0          5,270
        Additional Paid in Capital              0         0            250
   Cash Flows From Financing Activities         0         0          5,520

   Net Cash Increase (Decrease)              (170)      (24)             0

   Cash Balance Beginning                     170       194              0

   Cash Balance Ending                     $    0    $  170        $     0

















        The Accompanying "Notes to Financial Statements"
       Are an Integral Part of These Financial Statements


                   Eagles Nest Mining Company
                 (A Development Stage Company)
                 Notes to Financial Statements
                   December 31, 1999 and 1998

Note 1 - Organization and History

The Company was organized in the State of Idaho on September 14, 1987. The Company has not begun operations and has been dormant since its organization.

Cash and Cash Equivalent - Cash consist of cash and demand deposits. The Company defines cash equivalent as highly liquid short term investments with an original maturity of three months or less. The Company has not had any cash equivalents.

Accounting Method and Financial Statements - The Company has been dormant since its inception with its only transactions consisting of stock less and administrative services.

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

Net (Loss) Per Share - Net income (loss) per share is calculated by dividing net income (loss) by the weighted number of shares of common stock outstanding during the period.

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

Note 2 - Common Stock Issued for Service

390,000 shares of unregistered common stock was issued to certain directors of the corporation as compensation for services rendered
 . Information regarding this issue is a follows:

 1. The 300,000 shares were issued on September 17, 1987 and 90,000 shares were issued on November 12, 1997.
 2. The stock was issued for administrative services rendered to the Corporation.
 3.  The value of the services rendered is a follows:
     a.   300,000 shares issued September 17, 1987 was $3,000.00
     b.   90,000 shares issued November 12, 1997 was $450.00

Note 3 - Going Concern

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

Net Operating Loss

    The Company has accumulated approximately $5,520 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2019. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the three month period ended December 31, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended December 31, 1999.


                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EAGLES NEST MINING COMPANY



Date:  February 29, 2000               By:  /S/ J. Rockwell Smith
                                            J. Rockwell Smith
                                            C.E.O., President and Director



Date: February 28, 2000                By:  /S/ Jim Ruzicka
                                            Jim Ruzicka
                                            Secretary/Treasurer,  and Director
                                            (Principal Accounting Officer)