Form 10-Q
period 2000-03-31
EAGLES NEST MINING CO
filed 2000-05-22
CIK 1086417

This space intentionally left blank

Formatting:  .5 Left, .5 Right, 1' Top and Bottom



























10QSB
          1



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class               Outstanding as of March 31, 2000

Common Stock, no par value                1,392,700

_
                        TABLE OF CONTENTS

Heading                                                                Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .       3

          Balance Sheets                                                 4

          Statements of Operations     . . . . . . . . . . . . . .       5

          Statements of Stockholders Equity                              5

          Statements of Cash Flows         . . . . . . . . . . . .       6

          Notes to Financial Statements  . . . . . . . . . . . . .       7

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .       9

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      11

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .      11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .      11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .      11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      11

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .      12

PART I

Item 1.   Financial Information

Jack F. Burke, Jr.
                  Certified Public Accountant
                       P. O. Box 15728
                 Hattiesburg, Mississippi 39404




Review Report




I have reviewed the accompanying balance sheet of Eagles nest Mining Company (A Development Stage Company) as of March 31, 2000 and 1999 and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountant. All information included in these financial statements is the representation of the management of Eagles Nest Mining Company.

A review consist principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Sincerely,


/s/Jack F. Burke, Jr.
-----------------------
Jack F. Burke, Jr.
May 16, 2000

                                        Eagle Nest Mining Company
                                        A Development Stage Company
                                        Comparative Balance Sheet



                                                         March
                                                  2000            1999
                        Assets

Current Assets
     Cash and Cash Equivalents                     $0            $146
Total Current Assets                                0             146

Total Assets                                        0             146


        Liabilities and Stockholders' Equity

Current Liabilities
Total Current Liabilities                           0               0

Stockholders' Equity
     Common Stock - 10,000,000 Shares
No Par Authorized, 1,392,700 Shares
Issued and Outstanding                            8,970           8,970
     Retained Earnings (Deficit)                 (8,970)         (8,824)
Total Stockholders Equity                             0               0

Total Liabilities and Stockholders' Equity     $0            $146




                  The Accompanying "Notes to Financial Statements"
                 Are An Integral Part of These Financial Statements

                        Eagles Nest Mining Company
                        A Development Stage Company
                    Comparative Statement of Operations


                                                                From
                                   For Six                    Inception
                                 Months Ended            September 14, 1987
                                   March 31                  to March 31
        Revenues                     2000               1999             2000

Net Revenues                          $0                 $0               $0

Expenses                               0                 48            8,970

Net Income (Loss)                      0                (48)          (8,970)

Net Income (Loss) Per
Share Common Stock                    $0                 $0               $0

Weighted Average
     Number of Shares Outstandin 1,392,700          1,392,700          450,026








                     The Accompanying "Notes to Financial Statements"
                    Are An Integral Part of These Financial Statements

                            Eagles Nest Mining Company
                            A Development Stage Company
                     Comparative Analysis of Stockholders' Equity




                                                                Deficit
                                                                Accumulated
                                             Common     Stock   Since
                                             Shares     Amount  Sept. 14, 1987
Common Stock Issued September 14, 1987          302,200  $3,220
Net Loss for the Year Ended September 30, 1987        0        0      ($3,220)
Balance September 30, 1987                      302,200   3,220        (3,220)
Common Stock Issued In 1988                         500      50
Net Loss for the Year Ended September 30, 1988        0       0           (50)
Balance September 30, 1988                      302,700   3,270        (3,270)
Net Loss for the Year Ended September 30, 1989        0       0             0
Balance September 30, 1989                      302,700   3,270        (3,270)
Net Changes for the Year Ended September 30, 1990     0       0             0
Balance September 30, 1990                      302,700   3,270        (3,270)
Net Changes for the Year Ended September 30, 1991     0       0             0
Balance September 30, 1991                      302,700   3,270        (3,270)
Net Changes for the Year Ended September 30, 1992     0       0             0
Balance September 30, 1992                      302,700   3,270        (3,270)
Net Changes for the Year Ended September 30, 1993     0       0             0
Balance September 30, 1993                      302,700   3,270        (3,270)
Net Changes for the Year Ended September 30, 1994     0       0             0
Balance September 30, 1994                      302,700   3,270        (3,270)
Net Changes for the Year Ended September 30, 1995     0       0             0
Balance September 30, 1995                      302,700   3,270        (3,270)
Net Changes for the Year Ended September 30, 1996     0       0             0
Balance September 30, 1996                      302,700   3,270        (3,270)
Common Stock Issued August 28, 1997           1,000,000   5,000             0
Net Loss for the Year Ended September 30, 1997        0       0             0
Balance September 30, 1997                    1,302,700   8,270        (3,270)
Common Stock Issued November 12, 1997            90,000     450             0
Additional Paid in Capital                                  250             0
Net Loss for the Year Ended September 30, 1998        0       0        (5,506)
Balance September 30, 1998                    1,392,700   8,970        (8,776)
Net Changes for three Months Ended December 31, 1998  0       0           (24)
Balance December 31,1998                      1,392,700   8,970        (8,800)
Net (Loss) for Year Ended September 30, 1999          0       0          (170)
Balance September 30, 1999                    1,392,700   8,970        (8,970)
Net Change for Six Months Ended March 31, 2000        0       0             0
Balance March 31, 2000                        1,392,700  $8,970       ($8,970)




               The Accompanying "Notes to Financial Statements"
              Are An Integral Part of These Financial Statements

                          Eagles Nest Mining Company
                          A Development Stage Company
                       Comparative Statement of Cash Flows




                                                              From
                                      Six Months Ended      Inception
                                          March 31,      September 14, 1987
                                        2000     1999      March 31, 2000
Cash Flows From Operating Activities
     Net (Loss)                          $0     ($48)       $8,970
     Adjustments to Reconcile Net
     Income (Loss) to Net Cash Used
       In Operations
     Non cash Expenses                    0        0         3,450
Net Cash Provided (Used) By Oper          0      (48)        5,520

Cash Flows From Investing Activi          0        0             0

Cash Flows From Financing Activity
     Common Stock Issued for Cas          0        0         5,270
     Additional Paid In Capital           0        0           250
Cash Flows From Financing Activi          0        0         5,520

Net Cash Increase (Decrease)              0      (48)            0

Cash Balance Beginning                    0      194             0

Cash Balance Ending                      $0     $146            $0




                    The Accompanying "Notes to Financial Statements"
                   Are An Integral Part of These Financial Statements





                  Eagles Nest Mining Company
                 (A Development Stage Company)
                 Notes to Financial Statements
                   March 31, 2000 and 1999



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

Net (Loss), Per Share - Net income (loss) per share is calculated by dividing net income (loss) by the weighted number of shares of common stock outstanding during the period.

Development Stage Company - The Company is classified as a development stage company as it is dormant and planned principle operations have not commenced.

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



Note 2 - Common Stock Issued for Service

390,000 shares of unregistered common stock was issued to certain directors of the corporation as compensation for services rendered. Information regarding this issue is a follows:

1. The 300,000 shares were issued on September 17, 1987 and 90,000 were issued on
     November 12, 1997.
2. The stock was issued for administrative services rendered to the corporation.
3.  The value of the services rendered is a follows:
  a.  300,000 shares issued September 17, 1987 was $3,000.00
  b.  90,000 shares issued November 12, 1997 was $450.00

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.

_
                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EAGLES NEST MINING COMPANY



Date:  May 15, 2000                    By:  /S/ J. Rockwell Smith
                                            J. Rockwell Smith
                                            C.E.O., President and Director



Date: May 15, 2000                     By:  /S/ Jim Ruzicka
                                            Jim Ruzicka
                                            Secretary/Treasurer,  and Director
                                            (Principal Accounting Officer)