Form 10-Q
period 2000-06-30
EAGLES NEST MINING CO
filed 2000-08-15
CIK 1086417

This space intentionally left blank

Formatting:  .5 Left, .5 Right, .5 Top and .6 Bottom
































Start



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended June 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class               Outstanding as of June 30, 2000

Common Stock, no par value                1,392,700

                        TABLE OF CONTENTS

Heading                                                                Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .       3

          Balance Sheets                                                 4

          Statements of Operations     . . . . . . . . . . . . . .       5

          Statements of Stockholders Equity                              6

          Statements of Cash Flows         . . . . . . . . . . . .       7

          Notes to Financial Statements  . . . . . . . . . . . . .       8

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .       9

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .       9

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .       9

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .       9

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .       9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .       9

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .      10

          EX-27  Financial Data Schedule                                10

PART I


Item 1.   Financial Information


                      Jack F. Burke, Jr.
                  Certified Public Accountant
                       P. O. Box 15728
                 Hattiesburg, Mississippi 39404




Review Report







I have reviewed the accompanying balance sheet of Eagles nest Mining Company (A Development Stage Company) as of June 30, 2000 and 1999 and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountant. All information included in these financial statements is the representation of the management of Eagles Nest Mining Company.

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

Sincerely,


/s/Jack F. Burke, Jr.
-----------------------
Jack F. Burke, Jr.
August 9, 2000

                                 Eagles Nest Mining Company
                                A Development Stage Company
                                       Balance Sheet
                                  June 30, 2000 and 1999




                                                                  2000               1999
        Assets
Current Assets
             Cash and Cash Equivalents                               $0              $0
                                                                ----------    ----------
        Total Current Assets                                          0               0
                                                                ----------    ----------
        Total Assets                                                  0               0
                                                                ----------    ----------

        Liabilities and Stockholders' Equity

        Current Liabilities
             Accounts Payable                                       750               0
                                                                ----------    ----------
        Total Current Liabilities                                   750               0
                                                                ----------    ----------
        Stockholders' Equity
             Common Stock: 10,000,000 Shares
                No Par Authorized
             1,392,700 Issued and Outstanding                     8,970           8,970

             Retained Earnings (Deficit)                         (9,720)         (8,970)
                                                                ----------    ----------
        Total Stockholders' Equity                                 (750)              0
                                                                ----------    ----------
        Total Liabilities and Stockholders' Equity                   $0              $0
                                                                ----------    ----------












                       The Accompanying "Notes to Financial Statements"
                      Are An Integral Part of These Financial Statements

                               Eagles Nest Mining Company
                               A Development Stage Company
                                 Statement of Operations
                 Three Months and Nine Months Ended June 30, 2000 and 1999



                                                                              From
                          Three          Three         Nine        Nine       Inception
                          Months         Months        Months      Months  Sept. 14, 1987
                                                                                  To
                           2000           1999        2000        1999      June 30, 2000
Revenues                     $0             $0          $0          $0            $0

Expenses                   (750)           (48)       (750)       (194)       (9,720)
Net Loss                  ($750)          ($48)      ($750)      ($194)      ($9,720)



Basic Net Loss Per Share     $0             $0          $0          $0

Weighted Average Number of
   Shares Outstanding    1,392,700      1,392,700
                       ============    ============



























         The Accompanying "Notes to Financial Statements Are
           An Integral Part of These Financial Statement

                                Eagles Nest Mining Company
                                A Development Stage Company
                        Comparative Analysis of Stockholders' Equity



                                                                         Deficit
                                                                         Accumulated
                                             Common         Stock        Since
                                             Shares         Amount       Sept. 12, 1987

Common Stock Issued September 14, 1987          302,200      $3,220
Net Loss for the Year Ended September 30, 1987        0           0           ($3,220)
                                                --------    --------          --------
Balance September 30, 1987                      302,200       3,220            (3,220)
Common Stock Issued in 1988                         500          50
Net Loss for the Year Ended September 30, 1988        0           0               (50)
                                                --------    --------          --------
Balance September 30, 1988                      302,700       3,270            (3,270)
Net Loss for the Year Ended September 30, 1989        0           0                 0
                                                --------    --------          --------
Balance September 30, 1989                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1990                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1991                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1992                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1993                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1994                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1995                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1996                      302,700       3,270            (3,270)
Common Stock Issued August 28, 1997           1,000,000       5,000                 0
Net Loss for the Year Ended September 30, 1997        0           0                 0
                                                --------    --------          --------
Balance September 30, 1998                    1,302,700       8,270            (3,270)
Common Stock Issued November 12, 1997            90,000         450                 0
Additional Paid in Capital                                      250                 0
Net Loss for the Year Ended September 30, 1998        0           0            (5,506)
                                                --------    --------          --------
Balance September 30, 1998                    1,392,700       8,970            (8,776)
Net (Loss) for Year Ended September 30, 1999          0           0              (194)
                                                --------    --------          --------


                                 Eagles Nest Mining Company
                                A Development Stage Company
                   Comparative Analysis of Stockholders' Equity (Continued)

Balance September 30, 1999                    1,392,700       8,970            (8,970)Net
Change for Nine Months Ended June 30, 2000        0           0                  (750)
Balance September 30, 2000                    1,392,700      $8,970           ($9,720)
The Accompanying "Notes to                  ===========     =========        ==========
     Financial Statements"
     Are An Integral Part of These Financial Statements





                             Eagles Nest Mining Company
                             A Development Stage Company
                          Comparative Statement of Cash Flows


                                                                                 From
                                              Nine Months Ended                Inception
                                                  June 30, 2000             Sept.14, 1987
                                                   2000       1999          June 30, 2000

        Cash Flows From Operating Activities
             Net (Loss)                           ($750)     ($194)            $8,970
             Adjustments to Reconcile Net
             Income (Loss) to Net Cash Used
               In Operations
             Non Cash Expenses                     (750)         0              3,450
                                                 ---------   ---------        ---------
        Net Cash Provided (Used) By Operations        0       (194)             5,520
                                                 ---------   ---------        ---------
        Cash Flows From Investing Activity            0          0                  0
                                                 ---------   ---------        ---------
        Cash Flows From Financing Activity
             Common Stock Issued For Cash             0          0              5,270
             Additional Paid In Capital               0          0                250
        Cash Flows From Financing Activities          0          0              5,520

        Net Cash Increase (Decrease)                  0       (194)                 0

        Cash Balance Beginning                        0        194                  0
                                                 ---------   ---------        ---------
        Cash Balance Ending                          $0         $0                 $0
                                                 =========   =========        =========





                            The Accompanying "Notes to Financial Statements"
                           Are An Integral Part of These Financial Statements

                       Eagles Nest Mining Company
                      (A Development Stage Company)
                      Notes to Financial Statements
                        June 30, 2000 and 1999



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

Income Tax - The Company does not have a tax asset or liability. The Company has a net operating loss carryover of $5,520. The tax asset that derives from the loss has been offset by a valuation account. Should the Company commence operations the net operating loss would be usable and would expire as follows:

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

3.  The value of the services rendered is as follows:
      a.  300,000 shares issued September 17, 1987 was $3,000.00.
      b.  90,000 shares issued November 12, 1997 was $450.00.


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

Item 6.  Exhibits and Reports on Form 8-K

      a. Reports on Form 8-K
      b. Exhibit 27 - Financial Data Schedules

             No report on Form 8-K was filed by the Company during the three month period ended June 30, 2000.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EAGLES NEST MINING COMPANY



Date:  August 5, 2000                By:  /S/ J. Rockwell Smith
                                            J. Rockwell Smith
                                            C.E.O., President and Director



Date: August 5, 2000                 By:  /S/ Jim Ruzicka
                                            Jim Ruzicka
                                            Secretary/Treasurer,  and Director
                                            (Principal Accounting Officer)