Form 10-K
period 2000-09-30
EAGLES NEST MINING CO
filed 2001-01-16
CIK 1086417

Formatting:  .5 Left, .5 Right, 1' Top and Bottom


































         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended September 30, 2000

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

                  Class             Outstanding as of January 12, 2001
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

    The Company voluntarily filed in May 1999 a registration statement on Form 10-SB. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file its periodic reports under the Exchange Act in the event its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending September, 2000.


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

    As of September 30, 2000 there were 33 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

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

Net Operating Loss

    The Company has accumulated approximately $5,520 of net operating loss carryforwards as of September 30, 2000, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended September 30, 2000 and 1999 have all been examined to the extent indicated in his report by Jack F. Burke Jr., independent certified accountant, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.


                       Jack F. Burke, Jr.
                  Certified Public Accountant
                        P. O. Box 15728
                     Hattiesburg, Ms 39404

                 Report of Independent Auditor

The Board of Directors
Eagles Nest Mining Company
Salt Lake City, Utah

I have audited the accompanying balance sheet of Eagles Nest Mining Co. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Eagles Nest Mining Co. management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Nest Mining Co. ( A Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements, have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the financial statements, the company is a development stage company with no significant operating results to date. Unless the company is able to obtain significant outside financing, there is a substantial doubt about its ability to continue as a going concern. Management's plans in regard to the matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Sincerely,
Jack F. Burke, Jr.
January 10, 2001

                    Eagles Net Mining Company
                   A Development Stage Company
                          Balance Sheet
                   September 30, 2000, 1999, 1998

                                            September 30
    Assets                             2000      1999      1998

    Current Assets
    Cash and Cash Equivalents         $    0    $    0    $   194
                                      -------   -------   --------
    Total Current Assets                   0         0        194
                                      -------   -------   --------

    Total Assets                           0         0        194
                                      =======   =======   ========


    Liabilities and Stockholders' Equity


    Current Liabilities
     Due to Stockholder                3,200         0          0
                                      -------   -------    -------
Total Current Liabilities              3,200         0          0
                                      -------   -------    -------

    Total Liabilities                  3,200         0          0
                                      -------   -------    -------


    Stockholders' Equity
     Common Stock - 10,000,000 Shares
     No Par Authorized
      1,392,000 Shares Issued and
      Outstanding                      8,970      8,970     (8,970)
     (Deficit) Accumulation During
      Development Stage              (12,170)    (8,970)    (8,776)
                                     --------    -------    -------
Total Stockholder's Equity            (3,200)         0        194
                                     --------    -------    -------
   Total Liabilities and
    Stockholders' Equity             $     0    $     0    $   194
                                     ========   ========   =========



        The Accompanying "Notes to Financial Statements"
        Are An Integral Part of These Financial Statements

                       Eagles Nest Mining Company
                       A Development Stage Company
                         Statement of Operations
                 Year Ended September 30, 2000, and 1999


                                                           From Inception
                                                           9-14-1987
                       Year Ended  Year Ended  Year Ended  To
                       9-30-2000  12-31-1999   12-31-1998  12-31-2000

Revenues                $      0    $      0     $      0    $      0

Expenses                   3,200         194            0      12,170
                        ---------   ---------   ---------   ----------
Net Loss                  (3,200)       (194)           0     (12,170)
                        ---------   ---------   ---------   ----------
Net Income (Loss) per
share common stock      $      0    $      0     $      0    $  (0.09)

Weighted average
number of shares
outstanding            1,392,700   1,392,700    1,392,700    1,392,700
























        The Accompanying "Notes to Financial Statements"
       Are An Integral Part of These Financial Statements

                 Eagles Nest Mining Company
                 A Development Stage Company
                 Analysis of Stockholders' Equity

                                                                     Deficit
                                                                   Accumulated
                                                   Common  Stock      Since
                                                   Shares  Amount Sept. 14, 1987

Common Stock Issued September 14, 1987             302,200  $  3,220
Net Loss for the Year Ended September 30, 1987           0         0  $  (3,220)
Balance September 20, 1987                         302,200     3,220      3,220
Common Stock Issued in 1988                            500        50
Net Loss for the Year Ended September 30, 1988           0         0        (50)
Balance September 30, 1988                         302,700     3,270     (3,270)
Net Changes for the Year Ended September 30, 1989        0         0          0
Balance September 30, 1989                         302,700     3,270     (3,270)
Net Changes for the Year Ended September 30, 1990        0         0          0
Balance September 30, 1990                         302,700     3,270     (3,270)
Net Changes for the Year Ended September 30, 1991        0         0          0
Balance September 30, 1991                         302,700     3,270     (3,270)
Net Changes for the Year Ended  September 30, 1992       0         0          0
Balance September 30, 1992                         302,700     3,270     (3,270)
Net Changes for the Year Ended September 30, 1993        0         0          0
Balance September 30, 1993                         302,700     3,270     (3,270)
Net Changes for the Year Ended September 30, 1994        0         0          0
Balance September 30, 1994                         302,700     3,270     (3,270)
Net Changes for the Year Ended September 30, 1995        0         0          0
Balance September 30, 1995                         302,700     3,270     (3,270)
Net Changes for the Year Ended September 30, 1996        0         0          0
Balance September 30, 1996                         302,700     3,270     (3,270)
Common Stock Issued August 28, 1997              1,000,000     5,000          0
Net Changes for the Year Ended September 30, 1997        0         0          0
Balance September 30, 1997                       1,302,700     8,270     (3,270)
Common Stock Issued November 12, 1997               90,000       450          0
Additional Paid in Capital, February 23, 1998                    250
Net (Loss) Through September 1998                        0         0     (5,506)
Balance September 30, 1998                       1,392,700     8,970     (8,776)
Net (Loss) for Year Ended September 30, 1999             0         0       (194)
Balance September 30, 1999                       1,392,700   $ 8,970    $ 8,970
Net (Loss) for Year Ended September 30, 2000                             (3,200)
                                                --------------------------------
Balance September 30, 2000                       1,392,700   $8,970    ($12,170)
                                                --------------------------------







         The Accompanying "Notes to Financial Statements'
        Are An Integral Part of These Financial Statements

                    Eagles Nest Mining Company
                   A Development Stage Company
                     Statement of Cash Flows

                                                                             From
                                                                   Inception
                                                                  September 14,
                                          For Years Ended              1998
                                           September 30           September 30,
                                          2000       1999       1998     2000
Cash Flows From Operating Activities

     Net (Loss)                        $ (3,200)   $ (194)    $ 5,506   $(12,170)
     Adjustments to Reconcile Net
     Income (Loss) to Net Cash Used
        in Operations
     Non Cash Expenses                    3,200         0         450      6,650
                                        ------------------------------------------
Net Cash Provided (Used) by Operations       0       (194)      5,056     (5,520)
                                        ------------------------------------------
Cash Flows From Investing Activity           0          0           0          0
                                        ------------------------------------------
Cash Flows From Financing Activity

      Common Stock Issued for Cash           0          0           0      5,270
      Additional Paid in Capital             0          0         250        250
                                        ------------------------------------------
Cash Flows From Financing Activities         0          0         250      5,520
                                        ------------------------------------------
Net Cash Increase (Decrease)                 0       (194)      4,806          0

Cash Balance Beginning                       0        194       5,000          0

Cash Balance Ending                     $    0   $      0    $    194    $     0
                                        ------------------------------------------
















         The Accompanying "Notes to Financial Statements"
        Are An Integral Part of These Financial Statements

                   Eagles Nest Mining Company
                  A Development Stage Company
                 Notes to Financial Statements
                      September 30, 2000


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

Income Tax - The Company does not have a tax asset or liability. The Company has a net operating loss carryover of $5,520 which has been offset by a valuation account. Should the Company commence operations the net operating loss would be usable and would expire as follows:


          Year                      Loss
          2002                      $220
          2003                        50
          2018                     5,056
          2019                       194
                                  ========
         Total                    $5,520


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


Note 2 - Common Stock Issued for Services

390,000 shares of unregistered common stock was issued to certain directors of the corporation as compensation for services rendered. Information regarding this issue is as follows:

1. The 300,000 shares were issued on September 17, 1987 and 90,000 shares were issued on November 12, 1997.
2. The stock was issued for administrative services rendered to the corporation.
3.  The value of the services rendered is as follows:
     A.  300,000 shares issued September 17, was $3,000.00.
     B.  90,000 shares issued November 12, 1997 was $450.00.

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

Note 4 - Supplemental Cash Flow Disclosure


                               2000     1999     1998
Interest Paid                     0        0        0
Income Tax Paid                   0        0        0




ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.

                             PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
     J. Rockwell Smith        63        President, Chief Executive
                                        Officer and Director
     Jim Ruzicka              57        Secretary / Treasurer and
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

    The business experience of each of the persons listed above during the past five years is as follows:

    J. Rockwell Smith, age 63, has been President and a director of the Company since October 1997. From 1977 to 1989, Mr. Smith owned and operated his own construction company in Park City, Utah, Rocky Smith Construction, which supervised construction projects in the resort community. From 1990 to the present, Mr. Smith has been employed as a driver by the Park City Transportation Company. Mr. Smith studied engineering at Seattle University and the University of Washington.

    Jim Ruzicka, age 57, has been Vice President and a director of the Company since October 1997. Mr. Ruzicka has owned and operated from 1980 to the present, Budget Lodging, a property management company located in Park City, Utah. From 1963 to 1980, Mr. Ruzicka owned and operated a chain of seven restaurants in Chicago, Illinois. Also, since 1978, he has sold real estate and owned and managed several commercial buildings and apartments. Mr. Ruzicka attended Auroa College in Auroa, Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended September 30, 2000 and 1999. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

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

     (1) Based upon 1,392,700 shares of common stock outstanding on October 18, 2000.

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

_
                            SIGNATURES

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

Dated:  January 12, 2001

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


                              President and        January 12, 2001
 /S/ J. Rockwell Smith        Director (C.F.O.)
     J. Rockwell Smith


                              Secretary/Treasurer  December 28, 2000
 /S/ Jim Ruzicka              and Director
     Jim Ruzicka              (Principal Accounting Officer)