Form 10-Q
period 2000-12-31
EAGLES NEST MINING CO
filed 2001-02-14
CIK 1086417

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

             For the Quarter Ended Dec 31, 2000

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

        Class               Outstanding as of December 31, 2000

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

                                 Eagles Nest Mining Company
                                A Development Stage Company
                                  Balance Sheet (Unaudited)
                                  Dec 31, 2000 and 1999




                                                                 2000          1999
                                                                -------       -------
        Assets
Current Assets
Total Current Assets                                               $0            $0
                                                                ----------    ----------
                                                                    0             0
                                                                ----------    ---------



      Liabilities and Stockholders' Equity

   Current Liabilities
           Due to Stockholder                                      3,200           0
                                                                ----------    ----------
    Total Current Liabilities                                      3,200           0
                                                                ----------    ----------
    Total Liabilities                                              3,200           0
                                                                ----------    ----------
Stockholders' Equity
             Common Stock: 10,000,000 Shares,
                No Par Stock Authorized,
             1,392,700 Shares Issued and Outstanding               8,970       8,970
             Deficit Accumulated During The
             Development Stage                                   (12,170)     (8,970)
                                                                ----------    ----------
        Total Stockholders' Equity (Deficit)                      (3,200)          0
                                                                ----------    ----------
        Total Liabilities and Stockholders' Equity                    $0          $0
                                                                ==========     ==========












                       The Accompanying "Notes to Financial Statements"
                      Are An Integral Part of These Financial Statements

                               Eagles Nest Mining Company
                               A Development Stage Company
                                 Statement of Operations
                                       Unaudited




                                                           From
                            For Three                      Inception
                            Months Ended                   September 14, 1987
                            December 31                    to December 31,
 Revenues                 2000        1999                       2000
                         -------     -------                  -------

Net Revenues                $0          $0                        $0

Expenses                     0         170                    12,170
                         -------    ---------               ----------

Net Income (Loss)            0        (170)                  (12,170)
                          -------   ---------               ----------
Net Income (Loss) Per
  Share Common Stock        $0          $0                        $0

Weighted Average Number of
 Shares Outstanding      1,392,700   1,392,700                  587,300


















         The Accompanying "Notes to Financial Statements Are
           An Integral Part of These Financial Statement

                                Eagles Nest Mining Company
                                A Development Stage Company
                            Statement of Stockholders' Equity
                                       Unaudited


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


                                 Eagles Nest Mining Company
                                A Development Stage Company
                        Statement of Stockholders' Equity (Continued)
                                        (Unaudited)

Balance September 30, 1999                    1,392,700       8,970            (8,970)Net
Net (Loss)for Year Ended September 30, 2000           0           0            (3,200)
                                              ----------      -------          ---------
Balance September 30, 2000                    1,392,700       8,970           (12,170)
Net Change for Three Months Ended December 31, 2000   0           0                 0
                                              ----------      --------          ---------
Balance December 31, 2000                     1,392,700     ($8,970)         ($12,170)
The Accompanying "Notes to                  ===========     =========        ==========
     Financial Statements"
     Are An Integral Part of These Financial Statements





                             Eagles Nest Mining Company
                             A Development Stage Company
                             Statement of Cash Flows
                                   Unaudited

                                                                                 From
                                              Three Months Ended                Inception
                                                  December 31, 2000          Sept.14,1987
                                                  2000       1999       December 31, 2000

        Cash Flows From Operating Activities
             Net (Loss)                           ($0)      ($170)            ($12,170)
             Adjustments to Reconcile Net
             Income (Loss) to Net Cash Used
               In Operations
             Non Cash Expenses                      0           0                6,650
                                                 ---------   ---------        ---------
        Net Cash Provided (Used) By Operations      (0)       (170)             (5,520)
                                                 ---------   ---------        ---------
        Cash Flows From Investing Activity            0          0                   0
                                                 ---------   ---------        ---------
        Cash Flows From Financing Activity
             Common Stock Issued For Cash             0          0              5,270
             Additional Paid In Capital               0          0                250
                                                 ---------   ---------        ---------
        Cash Flows From Financing Activities          0          0              5,520
                                                 ---------   ---------         ---------

        Net Cash Increase (Decrease)                  0       (170)                 0

        Cash Balance Beginning                        0        170                 0
                                                 ---------   ---------        ---------
        Cash Balance Ending                          $0         $0                 $0
                                                 =========   =========        =========

                            The Accompanying "Notes to Financial Statements"
                           Are An Integral Part of These Financial Statements

                       Eagles Nest Mining Company
                      A Development Stage Company
                      Notes to Financial Statements
                               Unaudited



Note 1 - Organization and History
The Company was organized in the State of Idaho on September 14, 1987. The Company has not begun operations and has been dormant since its organization.

Cash - Cash consist of cash and demand deposits.

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


Note 3 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or located a merge candidate and ultimately, achieve profitable operation. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the company.


Note 4 - Supplement Cash Flow Disclosure

                                          2000    1999
Interest Paid                              0        0
Income Tax Paid                            0        0




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

Item 6.  Exhibits and Reports on Form 8-K

      a. Reports on Form 8-K
      b. Exhibit 27 - Financial Data Schedules

             No report on Form 8-K was filed by the Company during the three month period ended December 31, 2000.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EAGLES NEST MINING COMPANY



Date:  February 12, 2001                By:  /S/ J. Rockwell Smith
                                            J. Rockwell Smith
                                            C.E.O., President and Director



Date: February 12,2001                  By:  /S/ Jim Ruzicka
                                            Jim Ruzicka
                                            Secretary/Treasurer,  and Director
                                            (Principal Accounting Officer)