Form 10QSB
period 2001-03-31
EAGLES NEST MINING CO
filed 2001-05-15
CIK 1086417

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 2001

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

                            Eagles Nest Mining Company
                            A Development Stage Company
                            Balance Sheet
                            March 31, 2001 and Dec. 31, 2000




                                                                 2001          2000
                                                                -------       -------
        Assets
Current Assets
 Cash and Cash Equivalents                                         $0            $0
                                                                ----------    ----------
Total Current Assets                                                0             0
                                                                ----------    ---------



      Liabilities and Stockholders' Equity

   Current Liabilities
           Due to Stockholders                                     3,750         3,200
                                                                ----------    ----------
    Total Current Liabilities                                      3,750         3,200
                                                                ----------    ----------
    Total Liabilities                                              3,750         3,200
                                                                ----------    ----------
Stockholders' Equity
             Common Stock: 10,000,000 Shares,
                No Par Stock Authorized,
             1,392,700 Shares Issued and Outstanding               8,970          8,970
             Deficit Accumulated During The
             Development Stage                                   (12,720)       (12,170)
                                                                ----------    ----------
        Total Stockholders' Equity                                (3,750)        (3,200)
                                                                ----------    ----------
        Total Liabilities and Stockholders' Equity                    $0             $0
                                                                ==========    ==========






                       The Accompanying "Notes to Financial Statements"
                      Are An Integral Part of These Financial Statements
                              See Accountants Review Report

                               Eagles Nest Mining Company
                               A Development Stage Company
                      Three and Six Months Ended March 31, 2001 and 2000





                                                                  From
                            For Three            For Six          Inception
                            Months Ended         Months Ended     September 14, 1987
                            March 31,            March 31,        to December 31,
 Revenues                 2001        2000     2001        2000         2000
                         -------     -------  -------     -------      -------

Net Revenues                $0          $0        $0          $0            $0

Expenses                   550         170       550           0          12,720
                         -------    ---------   ---------   ---------    ---------

Net Income (Loss)          (550)      (170)      (550)         0          12,170
                          -------   ---------   ---------   ---------    ---------
Net Income (Loss) Per
  Share Common Stock        $0          $0        $0           $0            $0

Weighted Average Number of
 Shares Outstanding      1,392,700   1,392,700   1,392,700   1,392,700
559,905
                         ---------   ---------   ---------   ---------    ------







         The Accompanying "Notes to Financial Statements Are
           An Integral Part of These Financial Statement
                 See Accountants Review Report

                                Eagles Nest Mining Company
                                A Development Stage Company
                             Analysis of Stockholders' Equity



                                                                         Deficit
                                                                         Accumulated
                                             Common         Stock        Since
                                             Shares         Amount       Sept. 14, 1987

Common Stock Issued September 14, 1987          302,200      $3,220
Net Loss for the Year Ended September 30, 1987        0           0           ($3,220)
                                                --------    --------          --------
Balance September 30, 1987                      302,200       3,220            (3,220)
Common Stock Issued in 1988                         500          50
Net Loss for the Year Ended September 30, 1988        0           0               (50)
                                                --------    --------          --------
Balance September 30, 1988                      302,700       3,270            (3,270)
Net Loss for the Year Ended September 30, 1989        0           0                 0
                                                --------    --------          --------
Balance September 30, 1989                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1990                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1991                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1992                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1993                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1994                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1995                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1996                      302,700       3,270            (3,270)
Common Stock Issued August 28, 1997           1,000,000       5,000                 0
Net Loss for the Year Ended September 30, 1997        0           0                 0
                                                --------    --------          --------
Balance September 30, 1998                    1,302,700       8,270            (3,270)
Common Stock Issued November 12, 1997            90,000         450                 0
Additional Paid in Capital                                      250                 0
Net Loss for the Year Ended September 30, 1998        0           0            (5,506)
                                                --------    --------          --------
Balance September 30, 1998                    1,392,700       8,970            (8,776)
Net Changes for three Months Ended December
31, 1998                                              0           0               (24)
Balance September 30, 2000                    1,392,700       8,970            (8,800)
Net (Loss) for Year Ended September 30, 1999          0           0              (170)
                                                --------    --------          --------


                                 Eagles Nest Mining Company
                                A Development Stage Company
                        Statement of Stockholders' Equity (Continued)
                                        (Unaudited)

Balance September 30, 1999                    1,392,700       8,970            (8,970)
Net (Loss)for Year Ended September 30, 2000           0           0            (3,200)
                                              ----------      -------          ---------
Balance September 30, 2000                    1,392,700       8,970            12,170
Net (Loss) for Six Months Ended
 March 31, 2001                                                                  (550)
                                              ----------      --------         ---------
Balance March 31, 2001                        1,392,700      ($8,970)          ($12,170)
                                              ===========     =========       ==========









































      The Accompanying "Notes to Financial Statements"
     Are An Integral Part of These Financial Statements
             See Accountants Review Report

                             Eagles Nest Mining Company
                             A Development Stage Company
                             Statement of Cash Flows


                                                                             From
                                                  Six Months Ended         Inception
                                                     March 31,           Sept.14,1987
                                                  2001       2000       March 31, 2001

        Cash Flows From Operating Activities
             Net (Loss)                            ($550)        $0        ($12,170)
             Adjustments to Reconcile Net
              (Loss) to Net Cash Used
               In Operations
             Non Cash Expenses                       550          0           6,650
                                                 ---------    ---------     ---------
        Net Cash Provided (Used) By Operations         0          0           6,070
                                                 ---------   ---------      ---------
        Cash Flows From Investing Activity             0          0               0
                                                 ---------   ---------      ---------
        Cash Flows From Financing Activity
             Common Stock Issued For Cash             0          0            5,270
             Loans from Stockholders                  0          0              800
                                                 ---------   ---------      ---------
        Cash Flows By Financing Activities            0          0            6,070
                                                 ---------   ---------      ---------

        Net Cash Increase (Decrease)                  0          0                0

        Cash Balance Beginning                        0        170                0
                                                 ---------   ---------        ---------
        Cash Balance Ending                          $0         $0               $0
                                                 =========   =========        =========

              The Accompanying "Notes to Financial Statements"
             Are An Integral Part of These Financial Statements
                    See Accountants Review Report

                     Eagles Nest Mining Company
                    (A Development Stage Company)
                     Notes to Review Statements




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

Income Tax - The Company does not have a tax asset or liability. The Company has a net operating loss carryover of $5,520 which has been offset by a valuation account. Should the Company commence operations the net operating loss would be usable and would expire as follows:

                 Year          Loss
                  2002          $220
                  2003            50
                  2018         5,056
                  2019           194
                               ------
                  Total        $5,520

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

Note 4 - Supplemental Cash Flow Disclosure

                   Six Months
                     Ended
                March 31, 2001  2000

Interest paid               0     0
Income Tax Paid             0     0

Note 5 - Related Party Transactions
              Non Cash Transactions

A stockholder paid operating expenses for the Company in an amount of $550. This increased the amount due stockholder to $3,750.

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

Item 6.  Exhibits and Reports on Form 8-K

      a. Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 2001.

                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EAGLES NEST MINING COMPANY



Date:  May 10, 2001                By:  /S/ J. Rockwell Smith
                                            J. Rockwell Smith
                                            C.E.O., President and Director



Date:  May 10, 2001                  By:  /S/ Jim Ruzicka
                                            Jim Ruzicka
                                            Secretary/Treasurer, and Director
                                            (Principal Accounting Officer)