Form 10-Q
period 2001-06-30
EAGLES NEST MINING CO
filed 2001-08-17
CIK 1086417

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended June 30, 2001

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

        Class               Outstanding as of June 30, 2001

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

PART 1
Item 1


                         Jack F. Burke, Jr.
                     Certified Public Accountant
                          P. O. Box 15728
                    Hattiesburg, Mississippi 39404


                            Review Report


     I have reviewed the accompanying balance sheet of Eagles Nest Mining ompany (A Development Stage Company) as of June 30, 2001 and 2000 and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountant. All information included in these financial statements is the representation of the management of Eagles Nest Mining Company.

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

Sincerely,


/s/ Jack F. Burke, Jr.
Jack F. Burke, Jr.
August 8, 2001


                                Eagles Nest Mining Company
                                A Development Stage Company
                                Balance Sheet
                                June 30, 2001 and Dec. 31, 2000


                                                                 June        December
                                                                 2001          2000
                                                                -------       -------
        Assets
Current Assets
 Cash and Cash Equivalents                                         $0            $0
                                                                ----------    ----------
Total Current Assets                                                0             0
                                                                ----------    ---------



      Liabilities and Stockholders' Equity

   Current Liabilities
           Due to Stockholders                                     3,750         3,200
                                                                ----------    ----------
    Total Current Liabilities                                      3,750         3,200
                                                                ----------    ----------
    Total Liabilities                                              3,750         3,200
                                                                ----------    ----------
Stockholders' Equity
             Common Stock: 10,000,000 Shares,
                No Par Stock Authorized,
             1,392,700 Shares Issued and Outstanding               8,970          8,970
             (Deficit) Accumulated During The
             Development Stage                                   (12,720)       (12,170)
                                                                ----------    ----------
        Total Stockholders' Equity                                (3,750)        (3,200)
                                                                ----------    ----------
        Total Liabilities and Stockholders' Equity                    $0             $0
                                                                ==========     ==========






                       The Accompanying "Notes to Financial Statements"
                      Are An Integral Part of These Financial Statements
                              See Accountants Review Report

                               Eagles Nest Mining Company
                               A Development Stage Company
                      Three and Nine Months Ended June 30, 2001 and 2000


                                                                       From
                            Three              Nine        Six         Inception
                            Months Ended   Months Ended  Months Ended  September 14, 1987
                            June 30,         June 30,     June 30,     to June 30,
 Revenues                 2001        2000     2001        2000         2001
                         -------     -------  -------     -------      -------

Net Revenues                $0          $0        $0          $0             $0

Expenses                     0           0        550          0          12,720
                         -------    ---------   ---------   ---------    ---------

Net Income (Loss)            0           0       (550)         0          12,720
                          -------   ---------   ---------   ---------    ---------
Net Income (Loss) Per
  Share Common Stock         0           0         0           0          ($0.02)

Weighted Average Number of
 Shares Outstanding      1,392,700   1,392,700   1,392,700   1,392,700    559,905
                         ---------   ---------   ---------   ---------   ---------







         The Accompanying "Notes to Financial Statements Are
           An Integral Part of These Financial Statement
                 See Accountants Review Report

                             Eagles Nest Mining Company
                             A Development Stage Company
                             Analysis of Stockholders' Equity
                             For the Period September 14, 1987
                             to June 30, 2001

                                                                         Deficit
                                                                         Accumulated
                                             Common         Stock        Since
                                             Shares         Amount       Sept. 14, 1987

Common Stock Issued September 14, 1987          302,200      $3,220
Net Loss for the Year Ended September 30, 1987        0           0           ($3,220)
                                                --------    --------          --------
Balance September 30, 1987                      302,200       3,220            (3,220)
Common Stock Issued in 1988                         500          50
Net Loss for the Year Ended September 30, 1988        0           0               (50)
                                                --------    --------          --------
Balance September 30, 1988                      302,700       3,270            (3,270)
Net Loss for the Year Ended September 30, 1989        0           0                 0
                                                --------    --------          --------
Balance September 30, 1989                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1990                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1991                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1992                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1993                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1994                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1995                      302,700       3,270            (3,270)
Net Changes for the Year Ended September 30,          0           0                 0
                                                --------    --------          --------
Balance September 30, 1996                      302,700       3,270            (3,270)
Common Stock Issued August 28, 1997           1,000,000       5,000                 0
Net Loss for the Year Ended September 30, 1997        0           0                 0
                                                --------    --------          --------
Balance September 30, 1998                    1,302,700       8,270            (3,270)
Common Stock Issued November 12, 1997            90,000         450                 0
Additional Paid in Capital                                      250                 0
Net Loss for the Year Ended September 30, 1998        0           0            (5,506)
                                                --------    --------          --------
Balance September 30, 1998                    1,392,700       8,970            (8,776)
Net Changes for three Months Ended December
31, 1998                                              0           0               (24)
Balance September 30, 2000                    1,392,700       8,970            (8,800)
Net (Loss) for Year Ended September 30, 1999          0           0              (170)
                                                --------    --------          --------
Balance September 30, 1999                    1,392,700       8,970           (8,970)
Net (Loss)for Year Ended September 30, 2000           0           0            (3,200)
                                              ----------     -------          ---------
Balance September 30, 2000                    1,392,700       8,970            12,170
Net (Loss) for Nine Months Ended
 June 30, 2001                                                                  (550)
                                              ----------      --------         ---------
Balance March 31, 2001                        1,392,700       $8,970           ($12,170)
                                             ===========     =========         ==========





      The Accompanying "Notes to Financial Statements"
     Are An Integral Part of These Financial Statements
             See Accountants Review Report





                             Eagles Nest Mining Company
                             A Development Stage Company
                             Statement of Cash Flows


                                                                           From
                                           Nine Months     Six Months      Inception
                                           Ended June 30,  Ended June 30,  Sept.14,1987
                                                  2001         2000        June 30, 2001

        Cash Flows From Operating Activities
             Net (Loss)                            ($550)        $0        ($12,170)
             Adjustments to Reconcile Net
              (Loss) to Net Cash Used
               In Operations
             Non Cash Expenses                       550          0           6,650
                                                 ---------    ---------     ---------
        Net Cash Provided (Used) By Operations        0           0           6,070
                                                 ---------    ---------     ---------
        Cash Flows From Investing Activity            0           0              0
                                                 ---------    ---------     ---------
        Cash Flows From Financing Activity
             Common Stock Issued For Cash             0           0            5,270
             Loans from Stockholders                  0           0              800
                                                 ---------    ---------      ---------
        Cash Flows By Financing Activities            0           0            6,070
                                                 ---------    ---------      ---------

        Net Cash Increase (Decrease)                  0           0               0

        Cash Balance Beginning                        0           0               0
                                                 ---------    ---------       ---------
        Cash Balance Ending                          $0          $0              $0
                                                 =========    =========       =========

              The Accompanying "Notes to Financial Statements"
             Are An Integral Part of These Financial Statements
                    See Accountants Review Report

                     Eagles Nest Mining Company
                    (A Development Stage Company)
                Notes to Reviewed Financial Statements




Note 1 - Organization and History

The Company was organized in the State of Idaho on September 14, 1987. The Company has not begun operations and has been dormant since its organization.

Cash - There is no cash.

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

Note 4 - Supplemental Cash Flow Disclosure

                   Nine Months
                     Ended
                 June 30, 2001  2000

Interest paid               0     0
Income Tax Paid             0     0

Note 5 - Related Party Transactions
              Non Cash Transactions

A stockholder paid operating expenses for the Company in an amount of $550. This increased the amount due stockholder to $3,750.


Item 2

    Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

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

Net Operating Loss

    The Company has accumulated approximately $5,520 of net operating loss carryforwards as of June 30, 2001, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2019. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 2.  Changes In Securities

    On July 13, 2001 the Company was cleared to submit a quote of $.01 Bid on the OTC Bulletin Board.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

      a. Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended June 30, 2001.

                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EAGLES NEST MINING COMPANY



Date:  August 10, 2001             By:  /S/ J. Rockwell Smith
                                            J. Rockwell Smith
                                            C.E.O., President and Director



Date:  August 10, 2001             By:  /S/ Jim Ruzicka
                                            Jim Ruzicka
                                            Secretary/Treasurer, and Director
                                            (Principal Accounting Officer)