Form 10KSB
period 2001-09-30
EAGLES NEST MINING CO
filed 2002-02-13
CIK 1086417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended September 30, 2001

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   Commission File Number   0-26067

                     EAGLES NEST MINING COMPANY
           (Name of small business issuer in its charter)

            Nevada                              87-0571300
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

       253 Ontario #1, P.O. Box 3303, Park City, Utah 84060
       (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (435) 649-5060

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                 Outstanding as of February 13, 2001
     Common Stock, $.001 par value              17,408,750


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



                              PART I

Item 1.  Description of Business

Business Development

    Eagles Nest Mining Company (the "Company") was organized on September 14, 1987, under the laws of the State of Idaho. As set forth in its Articles of Incorporation, the Company was created to engage in the business of acquiring and developing mining claims and prospecting, developing, processing and marketing all types of mineral resources. However, from the time of its inception the Company has not engaged in significant business operations.
Presently, the Company is actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and there will be a probable change in control of the Company.

    In May of 1999 the Company voluntarily filed a registration statement on Form 10-SB. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file its periodic reports under the Exchange Act in the event its obligation to file such reports is suspended under applicable provisions of the Exchange Act. The Company files its reports with the Commission electronically. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The address of that site is (http://www.sec.gov.).

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

    On July 31, 2001, the Company formed a corporation in Nevada with the intent to move its domicile to Nevada. On November 8, 2001, the Company implemented its change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada Corporations.

    On November 6, 2001 the Company filed an amendment to its Articles of Incorporation to change the authorized capitalization to 100,000,000 shares of Common Stock, par value $.001 per share.

    On November 5, 2001 the Board of Directors, by Unanimous Written Consent of the Board of Directors, approved a resolution to forward split the common stock of the Company on a 12.5 shares for 1 share basis. The Company set the effective date of the forward split at November 16, 2001.

    On January 15, 2002, the Board of Directors, by Unanimous Written Consent of the Board of Directors, approved a resolution to replace the principal independent accountant, Jack F. Burke, Jr. The Company dismissed Jack F. Burke, Jr. on January 15, 2002 and engaged H J & Associates, LLC as its new independent accountants.


Business of Issuer

    The Company has a limited operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully.
Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

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

    Because of the Company's current situation, having no assets and a limited operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or merges with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

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

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company, the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would have such an arrangement ratified by the shareholders in an appropriate manner.

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

Rights of Shareholders

    It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. The Board of Directors will have the discretion to consummate a business combination if relevant state law does not mandate shareholder approval. The Company intends to provide its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target, if required. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by subsequent report to the shareholders if the action is taken by the Board.


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

Industry Segments

    No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-KSB for a report of the Company's operating history for the past two fiscal years.


Item 2.  Description of Property

    The Company does not own any material property.


Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.


Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the year ended September 30, 2001.



                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company has made an application to have its Common Stock traded in the over-the-counter market and quotations published on the OTC Bulletin Board. Its application has been finalized and a trading symbol has been assigned. The Company's trading symbol is EGNM.

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

    As of September 30, 2001 there were 33 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

    As of September 30, 2001 the Company had 1,392,700 shares of its common stock issued and outstanding. As of the date hereof, the Company has 17,408,750 shares of common stock issued and outstanding, reflecting the stock split effected in November 2001. In August 1997, the Company issued 12,500,000 shares of common stock to J. Rockwell Smith for the purchase price of $5,000 cash. The funds were used to pay various payables including payments to certain persons for prior services rendered to the Company. Also, in November 1997 the Company issued 1,125,000 shares of common stock to two persons in exchange for services rendered to the Company.
No other shares of the Company's common stock have been issued since 1997.

    Of the Company's total outstanding shares, 1,783,750 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder of the Company. Of these 1,783,750 shares, the Company has not identified any shares as being held by affiliates of the Company.

    A total of 15,625,000 shares are considered restricted securities and are presently held by affiliates and/or principal shareholders of the Company.

    Under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" as defined under the Act, is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the security as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

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

    On November 16, 2001 the Company's common stock was forward split on a 12.5 shares for 1 share basis. The forward split will be treated as a stock dividend.


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

Net Operating Loss

    The Company has accumulated approximately $17,317 of net operating loss carryforwards as of September 30, 2001, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward-looking and Cautionary Statements

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of April 1, 2001. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the financial statements.

    On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 the Company's financial statements, when it becomes effective, will not be significant.

    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on the Company's financial statements.


Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended September 30, 2001 and 2000 have all been examined to the extent indicated in its report by HJ & Associates, LLC, independent certified accountant, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.




                    EAGLES NEST MINING COMPANY
                   (A Development Stage Company)

                      FINANCIAL STATEMENTS

                       September 30, 2001



                        C O N T E N T S


Independent Auditors' Report                                                3

Balance Sheet                                                               4

Statements of Operations                                                    5

Statements of Stockholders' Equity (Deficit)                                6

Statements of Cash Flows                                                    7

Notes to Financial Statements                                               8







                       INDEPENDENT AUDITORS' REPORT


Eagles Nest Mining Company
(A Development Stage Company)
Park City, Utah

We have audited the accompanying balance sheet of Eagles Nest Mining Company (a development stage company) as of September 30, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2001 and 2000 and from inception of the development stage on September 14, 1987 through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Nest Mining Company (a development stage company) as of September 30, 2001, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 and from inception of the development stage on September 14, 1987 through September 30, 2001 in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is a development stage company with no significant operating results, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
January 22, 2002




                     EAGLES NEST MINING COMPANY
                    (A Development Stage Company)
                            Balance Sheet


                               ASSETS

                                                                September 30,
                                                                     2001
                                                                 -----------
CURRENT ASSETS

  Cash                                                           $         -
                                                                 -----------
    Total Current Assets                                                   -
                                                                 -----------
    TOTAL ASSETS                                                 $         -
                                                                 ===========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

  Accounts payable                                               $     2,000
  Due to stockholders (Note 3)                                        10,047
                                                                 -----------
    Total Current Liabilities                                         12,047
                                                                 -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value,
    100,000,000 shares authorized;
    17,408,750 shares issued and outstanding                           17,409
  Additional paid-in capital                                           18,311
  Deficit accumulated during the development stage                   (47,767)
                                                                 ------------
    Total Stockholders' Equity (Deficit)                             (12,047)
                                                                 ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $          -
                                                                 ============


The accompanying notes are an integral part of these financial statements.




                     EAGLES NEST MINING COMPANY
                    (A Development Stage Company)
                      Statements of Operations

                                                                    From
                                                                Inception on
                                                                September 14,
                                        For the Years Ended     1987 Through
                                            September 30,       September 30,
                                          2001         2000         2001
                                      -----------   -----------  -----------

REVENUES                              $         -   $         -  $         -
                                      -----------   -----------  -----------
OPERATING EXPENSES

  General and administrative                7,097         3,200       47,767
                                      -----------   -----------  -----------
    Total Operating Expenses                7,097         3,200       47,767
                                      -----------   -----------  -----------
OPERATING LOSS                             (7,097)       (3,200)     (47,767)
                                      -----------   -----------  -----------
NET LOSS                              $    (7,097)  $    (3,200) $   (47,767)
                                      ===========   ===========  ===========
BASIC LOSS PER SHARE (Note 1)         $     (0.00)  $     (0.00)
                                      ===========   ===========


The accompanying notes are an integral part of these financial statements.




                     EAGLES NEST MINING COMPANY
                    (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)


Deficit

Accumulated
                                                   Additional
During The
                                                  Common Stock      Paid-In
Development
                                                  Shares  Amount     Capital
Stage
                                               ---------  ---------  ---------
---------
Beginning balance on September 14, 1987                -  $       -  $       -
$       -

Common stock issued to directors, for services,
  on September 17, 1987, at $0.008 per share.
  (Note 2)                                     3,750,000      3,750     26,250
-

Common stock issued for cash, on
  September 17, 1987, at $0.008 per share
  (Note 2)                                        27,500         28        192
-

Common stock issued for cash, on
  January 12, 1988, at $0.008 per share
  (Note 2)                                         6,250          6         44
-

Common stock issued to a director, for cash,
  on October 10, 1997, at $0.0004 per share
  (Note 2)                                    12,500,000     12,500     (7,500)
-

Common stock issued to directors, for services,
  on November 12, 1997, at $0.0004 per share
  (Note 2)                                     1,125,000      1,125       (675)
-

Net loss from inception, on September 14, 1987,
  to September 30, 1999                                -          -          -
(37,470)
                                               ---------  ---------  ---------
---------
Balance, September 30, 1999                   17,408,750     17,409     18,311
(37,470)

Net loss for the year ended September 30, 2000         -          -          -
(3,200)
                                               ---------  ---------  ---------
---------

Balance, September 30, 2000                   17,408,750     17,409     18,311
(40,670)

Net loss for the year ended September 30, 2001         -          -          -
(7,097)
                                               ---------  ---------  ---------
---------
Balance, September 30, 2001                   17,408,750  $  17,409  $  18,311
$(47,767)
                                              ==========  =========  =========
=========


The accompanying notes are an integral part of these financial statements.




                     EAGLES NEST MINING COMPANY
                    (A Development Stage Company)
                      Statements of Cash Flows

From

Inception on

September 14,
                                                    For the Years Ended     1987
Through
                                                        September 30,
September 30,
                                                      2001         2000
2001
                                                  -----------   -----------  ---
--------


CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $  (7,097)    $  (3,200)   $
(47,767)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Common stock issued for services                      -             -
30,450
  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable            2,000             -
2,000
                                                -----------   -----------  -----
------
     Net Cash Used by Operating Activities           (5,097)       (3,200)
(15,317)
                                                -----------   -----------  -----
------
CASH FLOWS FROM INVESTING ACTIVITIES                      -             -
-
                                                -----------   -----------  -----
------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in due to stockholders          5,097         3,200
10,047
  Proceeds from the issuance of common stock              -             -
5,270
                                                -----------   -----------  -----
------
     Net Cash Provided by Financing Activities        5,097         3,200
15,317
                                                -----------   -----------  -----
------
NET INCREASE IN CASH                                      -             -
-

CASH AT BEGINNING OF PERIOD                               -             -
-
                                                -----------   -----------  -----
------
CASH AT END OF PERIOD                           $         -   $         -  $
-
                                                ===========   ===========
===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

  Income taxes                                  $         -   $         -  $
-
  Interest                                      $         -   $         -  $
-

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services              $         -   $         -  $
30,450


 The accompanying notes are an integral part of these financial statements.




                     EAGLES NEST MINING COMPANY
                    (A Development Stage Company)
                  Notes to the Financial Statements
                     September 30, 2001 and 2000



NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Business Organization

         Eagles Nest Mining Company (the "Company") was organized on September 14, 1987, under the laws of the State of Idaho. As set forth in its Articles of Incorporation, the Company was created to engage in the business of acquiring and developing mining claims and prospecting, developing, processing and marketing all types of mineral resources. However, from the time of its inception the Company has not engaged in any material business operations. Presently, the Company is actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises,"the Company is classified as a development stage company.

         On July 31, 2001, the Company formed a corporation in Nevada with the intent to move its domicile to Nevada. On November 8, 2001, the Company implemented its change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada Corporations. As a result, the Idaho corporation was dissolved.

         b. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

         c. Cash and Cash Equivalents

         For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

         d. Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred.

         e. Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                     EAGLES NEST MINING COMPANY
                   (A Development Stage Company)
                 Notes to the Financial Statements
                   September 30, 2001 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

          f.  Basic Loss Per Share

                                                     For the Years Ended
                                                        September 30,
                                                     2001          2000
                                                 ------------  ------------
         Basic loss per share:

         Loss - numerator                        $     (7,097) $     (3,200)
         Shares - denominator                      17,408,750    17,408,750
                                                 ------------  ------------
         Per share amount                        $      (0.00) $      (0.00)

         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. There are no convertible securities or debt instruments outstanding that could potentially be converted into shares of common stock. As a result, basic and diluted loss per share amounts are the same for the years ended September 30, 2001, and 2000.

         g.  Change in Accounting Principles

         During the years ended September 30, 2001, and 2000, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, " and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.





                     EAGLES NEST MINING COMPANY
                    (A Development Stage Company)
                   Notes to the Financial Statements
                     September 30, 2001 and 2000


NOTE 2 -     COMMON STOCK

         On September 17, 1987, the Company issued 3,750,000 shares of $0.001 par value common stock to directors of the Company, for services, at $0.008 per share. These amounts have been adjusted to reflect the subsequent 12.5 for 1 stock split and adoption of a $0.001 par value as discussed in Note 6.

         On September 17, 1987, the Company issued 27,500 shares of $0.001 par value common stock, for cash, at $0.008 per share. These amounts have been adjusted to reflect the subsequent 12.5 for 1 stock split and adoption of a $0.001 par value as discussed in Note 6.

         On January 12, 1988, the Company issued 6,250 shares of $0.001 par value common stock, for cash, at $0.008 per share. These amounts have been adjusted to reflect the subsequent 12.5 for 1 stock split and adoption of a $0.001 par value as discussed in Note 6.

         On October 10, 1997, the Company issued 12,500,000 shares of $0.001 par value common stock to a director of the Company, for cash, at $0.0004 per share. These amounts have been adjusted to reflect the subsequent 12.5 for 1 stock split and adoption of a $0.001 par value as discussed in Note 6.

         On November 12, 1997, the Company issued 1,125,000 shares of $0.001 par value common stock to directors of the Company, for services, at $0.0004 per share. These amounts have been adjusted to reflect the subsequent 12.5 for 1 stock split and adoption of a $0.001 par value as discussed in Note 6.

NOTE 3 -      RELATED PARTY TRANSACTIONS

         On September 17, 1987, the Company issued 3,750,000 shares of $0.001 par value common stock to Directors of the Company, for services, at $0.008 per share.

         On October 10, 1997, the Company issued 12,500,000 shares of $0.001 par value common stock to a Director of the Company, for cash, at $0.0004 per share.

         On November 12, 1997, the Company issued 1,125,000 shares of $0.001 par value common stock to Directors of the Company, for services, at $0.0004 per share.

         As of December 31, 2001, the Company owed stockholders $10,047 as a result of cash advances used by the Company for operating expenses.

NOTE 4 -     TAXES

         At September 30, 2001, the Company does not have a tax asset or liability. The Company has net operating loss carryforwards of approximately $17,317 that may be offset against future taxable income through 2021. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.



                     EAGLES NEST MINING COMPANY
                    (A Development Stage Company)
                  Notes to the Financial Statements
                     September 30, 2001 and 2000


NOTE 4 -     TAXES  (Continued)

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                    For the Years Ended
                                                        September 30,
                                                  2001                 2000
                                              ------------         ------------
         Income tax benefit at statutory rate $     6,580          $     3,884
         Change in valuation allowance             (6,580)              (3,884)
                                              ------------         ------------

                                              $         -          $         -
                                              ============         ============

         Should the Company commence operations the net operating loss would be usable and would expire as follows:

                                                  Year                 Loss
                                              ------------         ------------
                                                  2002               $     220
                                                  2003                      50
                                                  2018                   5,056
                                                  2019                   1,694
                                                  2020                   3,200
                                                  2021                   7,097
                                              ------------         ------------

                                                 Total               $  17,317


         Utilization of these carryforwards is dependent on future taxable income. Subsequent changes in the Company's ownership could result in additional limitations on the use of its net operating loss carryforwards.

NOTE 5 -     GOING CONCERN

         The Company's consolidated financial statements have been prepared using generally accepting accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, however, does not have sufficient cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Presently, the Company is actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.




                     EAGLES NEST MINING COMPANY
                    (A Development Stage Company)
                  Notes to the Financial Statements
                    September 30, 2001 and 2000



NOTE 6 -     SUBSEQUENT EVENTS

         On October 12, 2001, the Company elected to change the authorized capitalization from 10,000,000 shares of no par value common stock to 100,000,000 shares of $0.001 par value common stock. All share and per share values within these financial statements have been adjusted to reflect this change.

         On November 5, 2001, the Company approved a 12.5 to 1 forward stock split. All share and per share values within these financial statements have been adjusted to reflect this change.


ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.



                             PART III


ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
     J. Rockwell Smith        64        President, Chief Executive
                                        Officer and Director
     Jim Ruzicka              58        Secretary / Treasurer and
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

    The business experience of each of the persons listed above during the past five years is as follows:

    J. Rockwell Smith, age 64, has been President and a director of the Company since October 1997. From 1977 to 1989, Mr. Smith owned and operated his own construction company in Park City, Utah, Rocky Smith Construction, which supervised construction projects in the resort community. From 1990 to the present, Mr. Smith has been employed as a driver by the Park City Transportation Company. Mr. Smith studied engineering at Seattle University and the University of Washington.

    Jim Ruzicka, age 58, has been Vice President and a director of the Company since October 1997. Mr. Ruzicka has owned and operated from 1980 to the present, Budget Lodging, a property management company located in Park City, Utah. From 1963 to 1980, Mr. Ruzicka owned and operated a chain of seven restaurants in Chicago, Illinois. Also, since 1978, he has sold real estate and owned and managed several commercial buildings and apartments. Mr. Ruzicka attended Auroa College in Auroa, Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.


Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended September 30, 2001 and 2000. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information, to the best of the Company's knowledge, as of February 7, 2002 with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address                   Amount and Nature of         Percent
of Beneficial Owner                Beneficial Ownership        of Class(1)
J. Rockwell Smith*                      12,500,000                71.8%
  P.O. Box 3033
  Park City, UT 84060
Jim Ruzicka*                               625,000                 3.6%
  P.O. Box 3813
  Park City, UT 84060
James Kerr                               1,250,000                 7.2%
  4027 South 1300 East
  Salt Lake City, UT 84124
Matthew Ott                              1,250,000                 7.2%
  56 West 400 South
  Salt Lake City, UT 84101
All directors and officers              13,125,000                75.4%
  a group (2 persons)

      *   Director and/or executive officer

          Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 17,408,750 shares of common stock outstanding on February 7, 2002.

Item 12.  Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

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



                              PART V


Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

   *      Articles of Incorporation filed as Exhibit to Form 10-SB.

   *      By-Laws filed as Exhibit to Form 10-SB.

   *      Specimen Stock Certificate filed as Exhibit to Form 10-SB.

   *      Nevada Articles of Incorporation filed as Attachment to
          Definitive Proxy Statement

   * Agreement and Plan of Merger filed as Attachment to Definitive Proxy Statement

   3(ii)  Amendment to Articles of Incorporation (Nevada)

   3(iii) Amendment to Articles of Incorporation (Idaho)

   3(iv)  Articles of Dissolution

   3(v)   Nevada By-Laws


   2      Articles of Merger
 - - - - - - - - - - - - - - -

   * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

     (b)  Reports on Form 8-K

          On January 22, 2002 a Form 8-K was filed disclosing Item 4 "Changes in Registrant's Certifying Accountant".

          On January 28, 2002 a Form 8-K/A was filed disclosing Item 4 "Changes in Registrant's Certifying Accountant".

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

Dated:  February 13, 2002

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


                              President and        February 13, 2002
 /S/ J. Rockwell Smith        Director (C.F.O.)
     J. Rockwell Smith


                              Secretary/Treasurer  February 13, 2002
 /S/ Jim Ruzicka              and Director
     Jim Ruzicka              (Principal Accounting Officer)





EXHIBIT 3(ii)


   DEAN HELLER              Certificate of            FILED#C24086-01
Secretary of State            Amendment                NOV 06, 2001
202 North Carson St.  (PURSUANT TO NRS 78.385 and
Carson City, NV 89701          78.390)               IN THE OFFICE OF
(775)684-5708                                         /s/Dean Heller
                                               DEAN HELLER, SECRETARY OF STATE



          Certificate of Amendment to Articles of Incorporation
                   For Nevada Profit Corporations
       (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)
- Remit in Duplicate -

1.  Name of Corporation:  Eagles Nest Mining Company


2. The articles have been amended as follows (provide article numbers, if available):

     Article #3 Changing the authorized capitalization to 100,000,000 shares, par value $.001 per share.

     Article #3 has been amended as follows:  Number of shares with par value:
      100,000,000  Par value:  $.001

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is: 10 shares voting for (100%) zero shares voting against.

4.  Officer Signature (Required):

  /s/Jim Ruzicka
----------------------


* If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.


IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.




EXHIBIT 3.(iii)


ARTICLES OF AMENDMENT                            FILED/EFFECTIVE
 (General Business)                              5PM 11/07/2001
                                                SECRETARY OF STATE
                                                  STATE OF IDAHO

     To the Secretary of State of the State of Idaho
        Pursuant to Title 30, Chapter 1, Idaho Code, the undersigned corporation amends its articles of incorporation as follows:

1.  The name of the corporation is:  Eagles Nest Mining Company
                                   ----------------------------------

2. The text of each emendment is as follows:

    Article #3 has been amended as follows:

    The aggregate number, class and par value, if any, of the shares which the corporation shall have authority to issue shall be: 100,000,000 shares of common stock with $0.001 par value.

    There are no preferences, qualifications, limitations, restrictions, special or relative rights, including convertible rights.


3.  The date of adoption of the amendment(s) was:  October 12, 2001
                                                 ---------------------

4.  Manner of adoption (check one):

    [ ] The amendment consists exclusively of matters which do not require shareholder action pursuant to section 30-1-1002, Idaho Code, and was, therefore, adopted bythe board of directors.

    [ ] None of the corporation's shares have been issued and was, therefore, adopted by the [ ] incorporator [ ] board of directors

    [x] The number of shares outstanding and entitled to vote was:  1,392,700
                                                                  ------------

        The number of shares cast for and against each amendment was:

        Amended article       Shares for        Shares against
        ---------------       ----------        --------------
              #3               1,050,000             -0-


Dated:  November 2, 2001
      -----------------------
Signed:  /s/Jim Ruzicka
       ----------------------                    IDAHO SECRETARY OF STATE
Typed Name:  Jim Ruzicka                             11/07/2001  05:00
           ------------------                  CK: 5391 CT: 3622 BH: 428387
Capacity:  Secretary/Director                 1 @ 30.00 = 30.00 AMEND PROF #4
         --------------------                 1 @ 20.00 = 20.00 EXPEDITE C # 5
                                                           C84795


EXHIBIT 3(iv)


           ARTICLES OF DISSOLUTION
(General Business and Professional Corporations)
                                                              FILED/EFFECTIVE
  To the secretary of State of Idaho                         01 NOV 15 PM 2:03
    Pursuant to Title 30, Chapter 1 and 13, Idaho Code, the  SECRETARY OF STATE
    undersigned corporation has elected to dissolve.           STATE OF IDAHO

1.  The name of the corporation is:  Eagles Nest Mining Company
                                   -----------------------------------

2.  The date the dissolution was authorized is:  October 12, 2001
                                               -----------------------

3. The dissolution was approved by the shareholders as follows:

    a) The number of shares entitled to vote:  1,392,700
                                             -------------------------
    b) The number voting for dissolution:  1,050,000
                                         -----------------------------
    c) The number voting against dissolution:  -0-
                                             -------------------------

4.  (optional) The dissolution shall be effective on:
                                                     -----------------
    (The articles will be effective on the date filed with the Secretary of State, unless a future date is specified.)



Dated:  November 9, 2001
      -----------------------------
Signature:  /s/Jum Ruzicka
          -------------------------
Typed Name:  Jim Rizicka
           ------------------------               IDAHO SECRETARY OF STATE
Capacity:  Secretary/Director                          11/15/2001 05:00
         --------------------------             CK: 5395 CT: 3622 BH: 429685
                                               1 @ 30.00 = 30.00 PROF DISSO #4
                                               1 @ 20.00 = 20.00 EXPEDITE C #6
                                                            C84795




EXHIBIT 3(v)


                     EAGLES NEST MINING COMPANY

                             * * * * *

                             BY - LAWS

                             * * * * *

                             ARTICLE I

                              OFFICES

Section 1.  The principal office shall be in the City of Park City, Utah.

Section 2. The corporation may also have offices at such other places both within and without the State of Utah as the board of directors may from time to time determine or the business of the corporation may require.

                             ARTICLE II

                       MEETINGS OF STOCKHOLDERS

Section 1. All annual meetings of the stockholders shall be held in the City of Salt Lake City, State of Utah. Special meetings of the stockholders may be held at such time and place within or without the State of Utah as shall be stated in the notice of the meeting, or in a duly executed waiver of notice thereof.

Section 2. Annual meetings of stockholders, commencing with the year 2001, shall be held on the 12th day of October, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 A.M., at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.

Section 3. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the articles of incorporation, may be called by the president and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

Section 4. Notices of meetings shall be in writing and signed by the president or a vice president, or the secretary, or an assistant secretary or by such other person or persons as the directors shall designate. Such notice shall state the purpose or purposes for which the meeting is called and the time when, and the place, which may be within or without this state, where it is to be held. A copy of such notice shall be either delivered personally to or shall be mailed, postage prepaid, to each stockholder of record entitled to vote at such meeting not less than ten nor more than sixty days before such meeting. If mailed, it shall be directed to a stockholder at his address as it appears upon the records of the corporation and upon such mailing of any such notice, the service thereof shall be complete, and the time of the notice shall begin to run from the date upon which such notice is deposited in the mail for transmission to such stockholder. Personal delivery of any such notice to any officer of a corporation or a association, or to any member of a partnership shall constitute delivery of such notice to such corporation, association or partnership. In the event of the transfer of stock after delivery or mailing of the notice of and prior to the holding of the meeting it shall not be necessary to deliver or mail notice of the meeting to the transferee.

Section 5. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the articles of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

Section 6. When a quorum is present or represented at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the articles of incorporation a different vote is required in which case such express provision shall govern and control the decision of such question.

Section 7. Every stockholder of record of the corporation shall be entitled at each meeting of stockholders to one vote for each share of stock standing in his name on the books of the corporation.

Section 8. At any meeting of the stockholders, any stockholder may be represented and vote by a proxy or proxies appointed by an instrument in writing. In the event that any such instrument in writing shall designate one or more persons to act as proxies, a majority of such persons present at the meeting, or, if only one shall be present, then that one shall have and may exercise all of the powers conferred by such written instrument upon all of the persons so designated unless the instrument shall otherwise provide. No such proxy shall be valid after the expiration of six months from the date of its executions, unless coupled with an interest, or unless the person executing it specifies therein the length of time for which it is to continue in force, which in no case shall exceed seven years from the date of its execution. Subject to the above, any proxy duly executed is not revoked and continues in full force and effect until an instrument revoking it or a duly executed proxy bearing a later date is filed with the secretary of the corporation.

Section 9. Any action, except election of directors, which may be taken by the vote of the stockholders at a meeting, may be taken without a meeting if authorized by the written consent of stockholders holding at least a majority of the voting power, unless the provisions of the statutes or of the articles of incorporation require a greater proportion of voting power to authorize such action in which case such greater proportion of written consents shall be required.

                            ARTICLE III

                             DIRECTORS

Section 1. The number of directors which shall constitute the whole board shall be two (2). The directors shall be elected at the annual meeting of the stockholders, and except as provided in Section 2 of this article, each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

Section 2. Vacancies, including those caused by an increase in the number of directors, may be filled by a majority of the remaining directors though less than a quorum. When one or more directors shall give notice of his or their resignation to the board, effective at a future date, the board shall have power to fill such vacancy or vacancies to take effect when such resignation or resignations shall become effective, each director so appointed to hold office during the remainder of the tem of office of the resigning director or directors.

Section 3. The business of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the articles of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Utah.

                  MEETINGS OF THE BOARD OF DIRECTORS

Section 5. The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected board of directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

Section 6. Regular meetings of the board of directors may be held without notice at such time and place as shall from time to time be determined by the board.

Section 7. Special meetings of the board of directors may be called by the president or secretary on the written request of two directors. Written notice of special meetings of the board of directors shall be given to each director at least zero (0) days before the date of the meeting.

Section 8. A majority of the board of directors, at a meeting duly assembled, shall be necessary to constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the articles of incorporation. Any action required or permitted to be taken at a meeting of the directors may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof.

                        COMMITTEES OF DIRECTORS

Section 9. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

Section 10. The committees shall keep regular minutes of their proceedings and report the same to the board when required.

                       COMPENSATION OF DIRECTORS

Section 11. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.


                              ARTICLE IV

                               NOTICES

Section 1. Notices to directors and stockholders shall be in writing and delivered personally or mailed to the directors or stockholders at their addresses appearing on the books of the corporation. Notice by mail shall be deemed to be given at the time when the same shall be mailed. Notice to directors may also be given by telegram.

Section 2. Whenever all parties entitled to vote at any meeting, whether of directors or stockholders, consent, either by a writing on the records of the meeting or filed with the secretary, or by presence at such meeting and oral consent entered on the minutes, or by taking part in the deliberations at such meeting without objection, the doings of such meeting shall be as valid as if had at a meeting regularly called and noticed, and at such meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection for want of notice is made at the time, and if any meeting be irregular for want of notice or of such consent, provided a quorum was present at such meeting, the proceedings of said meeting may be ratified and approved and rendered likewise valid and the irregularity or defect therein waived by a writing signed by all parties having the right to vote at such meetings; and such consent or approval of stockholders may be by proxy or attorney, but all such proxies and powers of attorney must be in writing.

Section 3. Whenever any notice whatever is required to be given under the provisions of the statutes, of the articles of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                               ARTICLE V

                                OFFICERS

Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a president, a vice president, a secretary and a treasurer. Any person may hold two or more offices.

Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, a vice president, a secretary and a treasurer, none of whom need be a member of the board.

Section 3. The board of directors may appoint additional vice presidents, and assistant secretaries and assistant treasurers and such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise shall be filled by the board of directors.

                           THE PRESIDENT

Section 6. The president shall be the chief executive officer of the corporation, shall preside at all meetings of the stockholders and the board of directors, shall have general and active management of the business of the corporation, and shall see that all orders and resolutions of the board of directors are carried into effect.

Section 7. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation or as restricted by a stockholders agreement.

                        THE VICE PRESIDENT

Section 8. The vice president shall, in the absence or disability of the president, perform the duties and exercise the powers of the president and shall perform such other duties as the board of directors may from time to time prescribe.

                           THE SECRETARY

Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation and, when authorized by the board of directors, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of the treasurer or an assistant secretary.

                            THE TREASURER

Section 10. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

Section 11. He shall disburse the funds of the corporation as may be ordered by the board of directors taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at the regular meetings of the board, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

Section 12. If required by the board of directors, he shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, paper, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

                              ARTICLE VI

                          CERTIFICATES OF STOCK

Section 1. Every stockholder shall be entitled to have a certificate, signed by the president or a vice president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation. When the corporation is authorized to issue shares of more than one class or more than one series of any class, there shall be set forth upon the face or back of the certificate, or the certificate shall have a statement that the corporation will furnish to any stockholders upon request and without charge, a full or summary statement of the designations, preferences and relative, participating, optional or other special rights of the various classes of stock or series thereof and the qualifications, limitations or restrictions of such rights, and, if the corporation shall be authorized to issue only special stock, such certificate shall set forth in full or summarized the rights of the holders of such stock.

Section 2. Whenever any certificate is countersigned or otherwise authenticated by a transfer agent or transfer clerk, and by a registrar, then a facsimile of the signatures of the officers or agents of the corporation may be printed or lithographed upon such certificate in lieu of the actual signatures. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the corporation, such certificate or certificates may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons who signed such certificate or certificates, or whose facsimile signature or signatures shall have been used thereon, had not ceased to be the officer or officers of such corporation.

                         LOST CERTIFICATE

Section 3. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

                         TRANSFER OF STOCK

Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                       CLOSING OF TRANSFER BOOKS

Section 5. The directors may prescribe a period not exceeding sixty days prior to any meeting of the stockholders during which no transfer of stock on the books of the corporation may be made, or may fix a day not more than sixty days prior to the holding of any such meeting as the day as of which stockholders entitled to notice of and to vote at such meeting shall be determined; and only stockholders of record on such day shall be entitled to notice or to vote at such meeting.

                         REGISTERED STOCKHOLDERS

Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Nevada.

                              ARTICLE VII

                           GENERAL PROVISIONS

                               DIVIDENDS

Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the articles of incorporation, if any, may be declared by the board of directors at any regular or special meeting pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the articles of incorporation.

Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserves in the manner in which it was created.

                                CHECKS

Section 3. All checks or demands for money and notes of the corporation shall be signed by such officer of officers or such other person or persons as the board of directors may from time to time designate.

                               FISCAL YEAR

Section 4. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                                  SEAL

Section 5. The corporate seal shall have inscribed thereon the name of the corporation, the year of its incorporation and the words "Corporate Seal, Nevada".

                              ARTICLE VIII

                               AMENDMENTS

Section 1. These by-laws may be altered or repealed at any regular meeting of the stockholders or of the board of directors or of directors or at any special meeting of the stockholders or of the board of directors if notice of such alteration or repeal be contained in the notice of such special meeting.



September 15, 2001

                                      /s/ Jim Ruzicka
                                      ------------------------
                                          Jim Ruzicka
                                          Secretary





EXHIBIT 2

             ARTICLES OF MERGER
                                              Filed#C24086-01
                                                NOV 08 2001
                                             IN THE OFFICE OF
                                              /S/Dean Heller
                                       DEAN HELLER SECRETARY OF STATE

1.  NAME AND JURISDICTION OF ORGANIZATION OF MERGING CONSTITUENT
ENTITIES:


Eagles Nest Mining Company          An Idaho Corporation
P.O. Box 3303
Park City, Utah 84060

Eagles Nest Mining Company          A Nevada Corporation
P.O. Box 3303
Park City, Utah 84060


Surviving Entity:

Eagles Nest Mining Company          A Nevada, Domestic, For Profit
P.O. Box 3303                       Corporation
Park City, Utah 84060


Resident Agent:

John Price & Associates
7624 Desert Delta Drive
Las Vegas, Nv. 89128




2.  A PLAN OF MERGER HAS BEEN FORMED AND ADOPTED BY EACH CONSTITUENT
ENTITY.


PLEASE NOTE: COMPLETE EXECUTED PLAN OF MERGER IS ON FILE AT THE REGISTERED OFFICE, EAGLES NEST MINING COMPANY, P.O. BOX 3303, PARK CITY, UTAH 84060, PH. 435-649-5060, AND IS AVAILABLE ON REQUEST, WITHOUT COST TO ANY OWNER OR ANY ENTITY WHICH IS A PARTY TO THE MERGER.



3. EAGLES NEST MINING COMPANY  (AN IDAHO CORPORATION).

PLAN OF MERGER WAS ADOPTED BY A VOTE OF THE SHAREHOLDERS.


On September 7, 2001 the Board of Directors of Eagles Nest Mining Company, an Idaho Corporation, by unanimous written consent, pursuant to statute 30-1-821 of Idaho General Corporate Law, approved a proposal to effect a change of domicile for the corporation from the State of Idaho to the State of Nevada.

The Board of Directors agreed upon the plan of merger subject to ratification by the shareholders.

On September 17, 2001 a Notice of Special Meeting in Lieu of Annual Meeting of Shareholders was mailed to all shareholders.

On October 12, 2001 a Special Meeting in Lieu of Annual Meeting of Shareholders was held. The shareholders vote for the plan of merger.

     Shares entitled to vote                   1,392,700

     Shares voting for plan of merger          1,050,000       75 %

     Shares voting against plan of merger         -0-         0.0 %

     Shares abstaining                            -0-         0.0 %

The percentage of shares voting for the plan of merger was sufficient to approve the plan of merger.

4.  EAGLES NEST MINING COMPANY (A NEVADA CORPORATION)

PLAN OF MERGER WAS ADOPTED BY UNANIMOUS CONSENT OF THE DIRECTORS.

EAGLES NEST MINING COMPANY (a Nevada Corporation) has 2 Officers and Directors, J. Rockwell Smith, President/Director, Jim Ruzicka,
Secretary/Director.


     I, J. Rockwell Smith hereby approve the plan of merger as proposed.


                                    /s/J. Rockwell Smith
                                   ---------------------------------
                                 J. Rockwell Smith, President/Director



     I, Jim Ruzicka hereby approve the plan of merger as proposed.

                                    /s/Jum Ruzicka
                                   ---------------------------------
                                 Jim Ruzicka, Secretary/Director


5.  TERMS AND CONDITIONS OF THE MERGER:


The surviving entity, Eagles Nest Mining Company (a Nevada Corporation) will acquire all outstanding owner's interests of Eagles Nest Mining Company (an Idaho Corporation).

Each stockholder of Eagles Nest Mining Company (an Idaho Corporation) whose shares were outstanding immediately before the effective date of the merger will hold the same number of shares, with identical designations, preferences, limitations and relative rights immediately after the merger.

The surviving corporation shall be governed by the laws of the State of Nevada and its name shall continue to be Eagles Nest Mining Company. The present Certificate of Incorporation of the Nevada Corporation shall continue to be the Certificate of Incorporation of the surviving corporation. The present By- Laws of the Nevada Corporation shall be and remain the By-Laws of the surviving corporation. The directors and officers of the Idaho Corporation immediately prior to the Effective Date shall be the directors of the surviving corporation upon the Effective Date.




     The undersigned President of the Corporation hereby declares that the foregoing Articles of Merger are true and correct to the best of his knowledge and belief.


                                        /s/J. Rockwell Smith
                                   ---------------------------------
                                  J. Rockwell Smith, President/Director
                                    Eagles Nest Mining Company Nevada
STATE OF   UTAH          )
                            )ss:
COUNTY OF SALT LAKE      )


     On this 15th day of October, 2001, before me, the undersigned, a Notary Public, in and for said State of Utah, personally appeared J. Rockwell Smith who first being duly sworn, did hereby affirm that he is the President of EAGLES NEST MINING COMPANY a Nevada Corporation, and that he did execute the foregoing Articles of Merger on behalf of said Corporation.


                                /s/Bobbi Heywood
                               -----------------------
                                   NOTARY PUBLIC

Residing at:  914 E. Davis Lane
             --------------------                 -NOTARY SEAL-

My Commission Expires:  8-5-05
                       -----------



     The undersigned Secretary of the Corporation hereby declares that the foregoing Articles of Merger are true and correct to the best of his knowledge and belief.


                                        /s/ Jim Ruzicka
                                       --------------------
                                   Jim Ruzicka, Secretary/Director
                                  Eagles Nest Mining Company Nevada


STATE OF   UTAH          )
                            )ss:
COUNTY OF SALT LAKE      )


     On this 15th day of October, 2001, before me, the undersigned, a Notary Public, in and for said State of Utah, personally appeared Jim Ruzicka who first being duly sworn, did hereby affirm that he is the Secretary of EAGLES NEST MINING COMPANY a Nevada Corporation, and that he did execute the foregoing Articles of Merger on behalf of said Corporation.


                                /s/Bobbi Heywood
                               -----------------------
                                   NOTARY PUBLIC

Residing at:  914 E. Davis Lane
             --------------------                 -NOTARY SEAL-

My Commission Expires:  8-5-05
                       -----------




     The undersigned President of the Corporation hereby declares that the foregoing Articles of Merger are true and correct to the best of his knowledge and belief.


                                   /s/J. Rockwell Smith
                                   ---------------------------------
                                  J. Rockwell Smith, President/Director
                                    Eagles Nest Mining Company Idaho


STATE OF   UTAH          )
                            )ss:
COUNTY OF SALT LAKE      )


     On this 15th day of October, 2001, before me, the undersigned, a Notary Public, in and for said State of Utah, personally appeared J. Rockwell Smith who first being duly sworn, did hereby affirm that he is the President of EAGLES NEST MINING COMPANY an Idaho Corporation, and that he did execute the foregoing Articles of Merger on behalf of said Corporation.


                                /s/Bobbi Heywood
                               -----------------------
                                   NOTARY PUBLIC

Residing at:  914 E. Davis Lane
             --------------------                 -NOTARY SEAL-

My Commission Expires:  8-5-05
                       -----------


The undersigned Secretary of the Corporation hereby declares that the foregoing Articles of Merger are true and correct to the best of his knowledge and belief.



                                        /s/ Jim Ruzicka
                                       --------------------
                                   Jim Ruzicka, Secretary/Director
                                  Eagles Nest Mining Company Idaho


STATE OF   UTAH          )
                            )ss:
COUNTY OF SALT LAKE      )


     On this 15th day of October, 2001, before me, the undersigned, a Notary Public, in and for said State of Utah, personally appeared Jim Ruzicka who first being duly sworn, did hereby affirm that he is the Secretary of EAGLES NEST MINING COMPANY an Idaho Corporation, and that he did execute the foregoing Articles of Merger on behalf of said Corporation.


                                /s/Bobbi Heywood
                               -----------------------
                                   NOTARY PUBLIC

Residing at:  914 E. Davis Lane
             --------------------                 -NOTARY SEAL-

My Commission Expires:  8-5-05
                       -----------