Form 10QSB
period 2001-12-31
EAGLES NEST MINING CO
filed 2002-03-06
CIK 1086417

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 2001

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class               Outstanding as of December 31, 2001

     Common Stock, $.001 par value              17,408,750



                        TABLE OF CONTENTS

Heading                                                                Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .       3

          Balance Sheets                                                 4

          Statements of Operations     . . . . . . . . . . . . . .       5

          Statements of Stockholders Equity                              6

          Statements of Cash Flows         . . . . . . . . . . . .       7

          Notes to Financial Statements  . . . . . . . . . . . . .       8

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .       9

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .       9

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .       9

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .       9

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .       9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .       9

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .      10



PART 1
Item 1

                         EAGLES NEST MINING COMPANY
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      December 31, 2001 and September 30, 2001






                          EAGLES NEST MINING COMPANY
                         (A Development Stage Company)
                                Balance Sheets

                                    ASSETS
                                   --------
                                                   December 31,   September 30,
                                                      2001             2001
                                                   -----------    -----------
                                                   (unaudited)
CURRENT ASSETS

  Cash                                             $         -    $         -
                                                   -----------    -----------

    Total Current Assets                                     -              -
                                                   -----------    -----------

    TOTAL ASSETS                                   $         -    $         -
                                                   ===========    ===========



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              -----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                 $     2,000    $     2,000
  Due to stockholders                                   11,390         10,047
                                                   -----------    -----------
    Total Current Liabilities                           13,390         12,047
                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value,
    100,000,000 shares authorized;
     17,408,750 shares issued and outstanding           17,409         17,409
  Additional paid-in capital                            18,311         18,311
  Deficit accumulated during the development stage     (49,110)       (47,767)
                                                   -----------    -----------
    Total Stockholders' Equity (Deficit)               (13,390)       (12,047)
                                                   -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                     $         -    $         -
                                                   ===========    ===========


  The accompanying notes are an integral part of these financial statements.




                          EAGLES NEST MINING COMPANY
                         (A Development Stage Company)
                           Statements of Operations
                                (Unaudited)

                                                                    From
                                                                Inception on
                                              For the           September 14,
                                         Three Months Ended     1987 Through
                                             December 31,       December 31,
                                          2001         2000         2001
                                      -----------  -----------  -----------
REVENUES                              $         -  $         -  $         -

EXPENSES                                    1,343          160       49,110
                                      -----------  -----------  -----------
NET LOSS                              $    (1,343) $      (160) $   (49,110)
                                      ===========  ===========  ===========
BASIC LOSS PER SHARE                  $     (0.00) $     (0.00)
                                      ===========  ===========  ===========



  The accompanying notes are an integral part of these financial statements.




                     EAGLES NEST MINING COMPANY
                    (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)

Deficit

Accumulated
                                                   Additional
During The
                                                  Common Stock      Paid-In
Development
                                                  Shares  Amount     Capital
Stage
                                               ---------  ---------  ---------
---------
Beginning balance on September 14, 1987                -  $       -  $       -
$       -

Common stock issued to directors, for services,
  on September 17, 1987, at $0.008 per share.
  (Note 2)                                     3,750,000      3,750     26,250
-

Common stock issued for cash, on
  September 17, 1987, at $0.008 per share
  (Note 2)                                        27,500         28        192
-

Common stock issued for cash, on
  January 12, 1988, at $0.008 per share
  (Note 2)                                         6,250          6         44
-

Common stock issued to a director, for cash,
  on October 10, 1997, at $0.0004 per share
  (Note 2)                                    12,500,000     12,500     (7,500)
-

Common stock issued to directors, for services,
  on November 12, 1997, at $0.0004 per share
  (Note 2)                                     1,125,000      1,125       (675)
-

Net loss from inception, on September 14, 1987,
  to September 30, 1999                                -          -          -
(37,470)
                                               ---------  ---------  ---------
---------
Balance, September 30, 1999                   17,408,750     17,409     18,311
(37,470)

Net loss for the year ended September 30, 2000         -          -          -
(3,200)
                                               ---------  ---------  ---------
---------

Balance, September 30, 2000                   17,408,750     17,409     18,311
(40,670)

Net loss for the year ended September 30, 2001         -          -          -
(7,097)
                                               ---------  ---------  ---------
---------
Balance, September 30, 2001                   17,408,750  $  17,409  $  18,311
$(47,767)
                                              ==========  =========  =========
=========

Net loss for the three months ended
  December 31, 2001 (unaudited)                       -          -          -
(1,343)
                                               ---------  ---------  ---------
---------

Balance, December 31, 2001 (unaudited)	       17,408,750  $  17,409  $
18,311   $(49,110)
                                              ==========  ==========  =========
=========


The accompanying notes are an integral part of these financial statements.



                            EAGLES NEST MINING COMPANY
                           (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)

                                                                         From
                                                                      Inception
on
                                                    For the           September
14,
                                               Three Months Ended     1987
Through
                                                   December 31,       December
31,
                                                2001         2000         2001
                                            -----------  -----------  ----------
-

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                   $   (1,343) $      (160) $
(49,110)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Common stock issued for services                  -            -
30,450
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable           -            -
2,000
                                            -----------  -----------  ----------
-
      Net Cash Used by Operating Activities      (1,343)        (160)
(16,660)
                                            -----------  -----------  ----------
-
CASH FLOWS FROM INVESTING ACTIVITIES                  -            -
-
                                            -----------  -----------  ----------
-
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in due to stockholders      1,343          160
11,390
  Proceeds from the issuance of common stock          -            -
5,270
                                            -----------  -----------  ----------
-
      Net Cash Provided by Financing Activities   1,343          160
16,660
                                            -----------  -----------  ----------
-
NET INCREASE IN CASH                                  -            -
-

CASH AT BEGINNING OF PERIOD                           -            -
-
                                            -----------  -----------  ----------
-
CASH AT END OF PERIOD                        $        -  $         -  $
-
                                            ===========  ===========
===========


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



                           EAGLES NEST MINING COMPANY
                          (A Development Stage Company)
                         Notes to the Financial Statements
                      December 31, 2001 and September 30, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its September 30, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

NOTE 2 - GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing operating company. Currently, management is committed to cover all operating and other costs until sufficient revenues are generated.

NOTE 3 - COMMON STOCK

          On October 12, 2001, the Company elected to change the authorized capitalization from 10,000,000 shares of no par value common stock to 100,000,000 shares of $0.001 par value common stock. All share and per share values within these financial statements have been adjusted to reflect this change.

          On November 5, 2001, the Company approved a 12.5 to 1 forward stock split, effective November 16, 2001. All share and per share values within theses financial statements have been adjusted to reflect this change.


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

Net Operating Loss

    The Company has accumulated approximately $18,660 of net operating loss carryforwards as of December 31, 2001, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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


PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    On October 12, 2001 the Company held its Annual Meeting of the Shareholders. At the meeting the shareholders voted to:

      Elect Mr. Jim Ruzicka and Mr. J. Rockwell Smith to serve as directors for the ensuing year or until their successors are duly elected or qualified. 1,050,000 shares voted for the proposal, 0 shares voted against and 0 shares abstained.

      Change the corporate domicile of the Company from the State of Idaho to the State of Nevada. 1,050,000 shares voted for the proposal, 0 shares voted against and 0 shares abstained.

      Change the authorized capitalization of the Company to 100,000,000 shares of common stock, par value $.001 per share. 1,050,000 shares voted for the proposal, 0 shares voted against and 0 shares abstained.

      Ratify the appointment of Jack F. Burke Jr. as independent auditor. 1,050,000 shares voted for the proposal, 0 shares voted against and 0 shares abstained.


Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

      a. Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended December 31, 2001.



                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EAGLES NEST MINING COMPANY



Date:  March 5, 2002             By:  /S/ J. Rockwell Smith
                                            J. Rockwell Smith
                                            C.E.O., President and Director



Date:  March 5, 2002             By:  /S/ Jim Ruzicka
                                            Jim Ruzicka
                                            Secretary/Treasurer, and Director
                                            (Principal Accounting Officer)