Form 10QSB
period 2002-03-31
EAGLES NEST MINING CO
filed 2002-05-20
CIK 1086417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

  (Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
  Securities Exchange Act of 1934

        For the Quarter Ended March 31, 2002

                                OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               Commission File Number 0-26067


                    EAGLES NEST MINING COMPANY
           (Name of small business issuer in its charter)


            Nevada                             87-0571300
 (State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


    253 Ontario #1, P.O. Box 3303,
          Park City, Utah                           84060
 (Address of principal executive offices)         (Zip Code)

Issuer's telephone no., including area code:  (435) 649-5060

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [x]    No


             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


              Class                  Outstanding as of May 14, 2002
   Common Stock, $.001 par value              17,408,750



                      TABLE OF CONTENTS
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance  Sheets, September 30, 2001 and
     March  31,  2002                                       3

     Statements of Operations, Three Months and Six
     Months Ended March 31, 2002 and 2001 and From
     September 14, 1987  (Date  of  Inception)
     through  March  31,  2002                              4

     Statements  of  Stockholders'  Equity,
     From  September 14, 1987  (Date  of  Inception)
     through  March  31,  2002                              5

     Statements  of  Cash  Flows,  Three  Months
     Ended  March  31,  2002  and  2001  and
     From  September 14, 1987 (Date  of  Inception)
     through  March  31,  2002                              8

     Notes  to  Financial  Statements                       9

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                  10

PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                13

Item  2.  Changes In Securities                            13

Item  3.  Defaults Upon Senior Securities                  13

Item  4.  Submission of Matters to a Vote of
           Securities Holders                              13

Item  5.  Other Information                                13

Item  6.  Exhibits and Reports on Form 8-K                 13

          SIGNATURES                                       13



PART  I:  Financial  Information

Item  1:  Financial  Statements




                           EAGLES NEST MINING COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       March 31, 2002 and September 30, 2001



                            EAGLES NEST MINING COMPANY
                          (A Development Stage Company)
                                 Balance Sheets

                                    ASSETS
                                   --------
                                                       March 31,     September 30,
                                                         2002            2001
                                                     ------------    ------------
                                                      (Unaudited)
CURRENT ASSETS

  Cash                                               $          -    $          -
                                                     ------------    ------------
    Total Current Assets                                        -               -
                                                     ------------    ------------
  TOTAL ASSETS                                       $          -    $          -
                                                     ============    ============


The accompanying notes are an integral part of these financial statements.



                           EAGLES NEST MINING COMPANY
                          (A Development Stage Company)
                            Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ------------------------------------------------
                                                     March 31,       September 30,
                                                        2002              2001
                                                     ------------    ------------
                                                      (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                   $      7,027    $      2,000
  Due to stockholder                                       11,390          10,047
                                                     ------------    ------------
    Total Current Liabilities                              18,417          12,047
                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.001 par value;
  100,000,000 shares authorized
  17,408,750 shares issued and outstanding                 17,409          17,409
  Additional paid-in capital                               18,311          18,311
  Deficit accumulated during the development stage        (54,137)        (47,767)
                                                     ------------    ------------
    Total Stockholders' Equity (Deficit)                  (18,417)        (12,047)
                                                     ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $          -    $          -
                                                     ============    ============


The accompanying notes are an integral part of these financial statements.



                       EAGLES NEST MINING COMPANY
                      (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                               For Three              For Six                From
                              Months Ended           Months Ended        Inception on
                                March 31,              March 31,      September 14, 1987
                           --------------------   --------------------   to March 31,
                             2002       2001        2002       2001          2002
                           ---------  ---------   ---------  ---------    ---------
REVENUES                   $       -  $       -   $       -  $       -    $       -

EXPENSES                       5,027        550       6,370        550      (49,479)
                           ---------  ---------   ---------  ---------    ---------

NET LOSS                   $  (5,027) $    (550)  $  (6,370) $    (550)   $ (49,479)
                           =========  =========   =========  =========    =========
BASIC NET LOSS PER SHARE   $   (0.00) $  (0.00)   $   (0.00) $   (0.00)
                           =========  =========   =========  =========
Weighted Average Number of
 Shares Outstanding       17,408,750  1,392,700   17,408,750  1,392,700
                           =========  =========   ==========  =========


The accompanying notes are an integral part of these financial statements.



                         EAGLES NEST MINING COMPANY
                       (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
            From Inception on September 14, 1987 through March 31, 2002


                                                                              Deficit
                                                                            Accumulated
                                              Common Stock       Additional  During the
                                          ----------------------   Paid In   Development
                                            Shares      Amount     Capital      Stage
                                          ----------  ----------  ----------  ----------

Balance at inception on
September 14, 1987                                 -  $        -  $        -  $        -

Common stock issued to directors, for
  services, on September 17, 1987, at
   $0.008 per share.                       3,750,000       3,750      26,250           -

Common stock issued for cash, on
  September 17, 1987, at $0.008 per share     27,500          28         192           -

Common stock issued for cash, on
  January 12, 1988, at $0.008 per share        6,250           6          44           -

Common stock issued to a director,
  for cash, on October 10, 1997, at
   $0.0004 per share                      12,500,000      12,500      (7,500)          -

Common stock issued to directors, for
  services, on November 12, 1997,
   at $0.0004 per share                    1,125,000       1,125        (675)          -

Net loss for the period from
inception, on September 14, 1987,
to September 30, 1999                              -           -           -     (37,470)
                                           ---------   ---------   ---------   ---------
Balance, September 30, 1999               17,408,750      17,409      18,311     (37,470)

Net loss for the year ended September
30, 2000                                           -           -           -      (3,200)
                                           ---------   ---------   ---------   ---------

Balance, September 30, 2000               17,408,750   $  17,409   $  18,311   $ (40,670)
                                           ---------   ---------   ---------   ---------


The accompanying notes are an integral part of these financial statements.



                        EAGLES NEST MINING COMPANY
                       (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)(Continued)
            From Inception on September 14, 1987 through March 31, 2002

                                                                              Deficit
                                                                            Accumulated
                                                              Additional    During the
                                           Common Stock         Paid In     Development
                                        Shares      Amount      Capital        Stage
                                      ----------  ----------  ----------     ----------
Balance, September 30, 2000           17,408,750  $   17,409  $   18,311     $  (40,670)

Net loss for the year ended
September 30, 2001                             -           -           -         (7,097)
                                       ---------   ---------   ---------      ---------
Balance, September 30, 2001           17,408,750   $  17,409   $  18,311      $ (47,767)

Net loss for the six
months ended March
31, 2002 (Unaudited)                           -           -           -         (6,370)
                                       ---------   ---------   ---------      ---------
 Balance March 31, 2002               17,408,750   $  17,409   $  18,311      $  54,137
                                       =========   =========   =========      =========

The accompanying notes are an integral part of these financial statements.




                            EAGLES NEST MINING COMPANY
                           (A Development Stage Company)
                             Statements of Cash Flows
                                    (Unaudited)


                                                                               From
                                                                           Inception on
                                               For the Three Months Ended   September 14,
                                                         March 31,         1987 Through
                                               --------------------------     March 31,
                                                    2002           2001         2002
                                                -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $    (6,370)   $      (550)   $  (54,137)
  Adjustments to reconcile net loss to net
  cash (used) by operating activities:
  Stock issued for services                               -              -        30,450
  Changes in assets and
  liabilities:
  Increase(decrease)in accounts payable               5,027            550         7,027
                                                -----------    -----------   -----------
  Net Cash (Used) in Operating Activities            (1,343)             -       (16,660)
                                                -----------    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES                      -              -             -
                                                -----------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                               -              -         5,270
  Increase in accounts
   payable-related party                              1,343              -        11,390
                                                -----------    -----------   -----------
    Net Cash Provided by
     Financing Activities                             1,343              -        16,660
                                                -----------    -----------   -----------

NET INCREASE (DECREASE)
IN CASH                                                   -              -             -

CASH AT BEGINNING
OF PERIOD                                                 -              -             -
                                                -----------    -----------   -----------
CASH AT END OF PERIOD                           $         -    $         -   $         -
                                                ===========    ===========   ===========


The accompanying notes are an integral part of these financial statements.



                         EAGLES NEST MINING COMPANY
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     March 31, 2002 and September 30, 2001


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing an agreement with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Item 2   Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

    The Company is considered a development stage company and presently has no assets or capital and no significant operations or income. The costs and expenses associated with the preparation and filing of its registration statement in 1999 and subsequent quarterly and annual reports have been paid for by a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Net Operating Loss

    The Company has accumulated approximately $23,700 of net operating loss carryforwards as of March 31, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the three months ended March 31, 2002.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the three month period ended March 31, 2002.



                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EAGLES NEST MINING COMPANY



Date:  May 14, 2002                By:  /S/ J. Rockwell Smith
                                      -----------------------------------
                                            J. Rockwell Smith
                                            C.E.O., President and Director



Date:  May 14, 2002                By:  /S/ Jim Ruzicka
                                      -------------------------------------
                                            Jim Ruzicka
                                            Secretary/Treasurer, and Director
                                            (Principal Accounting Officer)