Form 10QSB
period 2002-06-30
NANOSCIENCE TECHNOLOGIES INC
filed 2002-08-14
CIK 1086417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

  (Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
  Securities Exchange Act of 1934

        For the Quarter Ended June 30, 2002

                                OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               Commission File Number 0-26067


                  NANOSCIENCE TECHNOLOGIES, INC.
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

                 Eagles Nest Mining Company, Inc.
         ------------------------------------------------
            (Former name if changed since last report)


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


              Class                  Outstanding as of June 30, 2002
   Common Stock, $.001 par value              17,408,750



                      TABLE OF CONTENTS
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance  Sheets, September 30, 2001 and
     June 30,  2002                                         3

     Statements of Operations, Three Months and Nine
     Months Ended June 30, 2002 and 2001 and From
     September 14, 1987  (Date  of  Inception)
     through  June 30,  2002                                4

     Statements  of  Stockholders'  Equity,
     From  September 14, 1987  (Date  of  Inception)
     through  June  30,  2002                               5

     Statements  of  Cash  Flows,  Nine  Months
     Ended  June  30,  2002  and  2001  and
     From  September 14, 1987 (Date  of  Inception)
     through  June  30,  2002                               8

     Notes  to  Financial  Statements                       9

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                  10

PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                13

Item  2.  Changes In Securities                            13

Item  3.  Defaults Upon Senior Securities                  13

Item  4.  Submission of Matters to a Vote of
           Securities Holders                              13

Item  5.  Other Information                                13

Item  6.  Exhibits and Reports on Form 8-K                 13

          SIGNATURES                                       13



PART  I:  Financial  Information

Item  1:  Financial  Statements




                         NANOSCIENCE TECHNOLOGIES, INC.
                        (FKA Eagles Nest Mining Company)
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      June 30, 2002 and September 31, 2001



                          NANOSCIENCE TECHNOLOGIES, INC.
                        (FKA Eagles Nest Mining Company)
                         (A Development Stage Company)
                                Balance Sheets

                                   ASSETS
                                  --------

                                                     June 30,      September 30,
                                                       2002            2001
                                                    ----------      ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $        -    $        -
                                                    ----------    ----------
    Total Current Assets                                     -             -
                                                    ----------    ----------

    TOTAL ASSETS                                    $        -    $        -
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                         NANOSCIENCE TECHNOLOGIES, INC.
                        (FKA Eagles Nest Mining Company)
                         (A Development Stage Company)
                          Balance Sheets (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                      June 30,             September 30,
                                                        2002                   2001
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $      679            $    2,000
  Due to stockholders                                    18,502                10,047
                                                     ----------            ----------
   Total Current Liabilities                             19,181                12,047
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.001 par value;
  100,000,000 shares authorized
  17,408,750 shares issued and outstanding               17,409                17,409
  Additional paid-in capital                             18,311                18,311
  Deficit accumulated during the development stage      (54,901)              (47,767)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (19,181)              (12,047)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.



                         NANOSCIENCE TECHNOLOGIES, INC.
                        (FKA Eagles Nest Mining Company)
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                  For the                 For the              From
                               Three Months             Nine Months        Inception on
                                  Ended                    Ended           September 14,
                                 June 30,                 June 30,         1987 through
                          ----------------------    ----------------------    June 30,
                            2002         2001         2002         2001         2002
                          ----------   ----------   ----------   ----------   ----------

REVENUES                  $        -   $        -   $        -   $        -   $        -

EXPENSES                         764            -        7,134          550      (54,901)
                          ----------   ----------   ----------   ----------   ----------
NET LOSS                  $     (764)  $        -   $   (7,134)  $     (550)     (54,901)
                          ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                          $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING   17,408,750   1,392,700    17,408,750   1,392,700
                          ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.



                           NANOSCIENCE TECHNOLOGIES, INC.
                         (FKA Eagles Nest Mining Company)
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on September 14, 1987 through June 30, 2002
                                   (Unaudited)

                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance at inception on
September 14, 1987                          -    $        -    $        -    $        -

Common stock issued to
directors, for services , on
September 17, 1987 at
$0.008 per share                    3,750,000         3,750        26,250             -

Common stock issued for
cash on September 17, 1987
at $0.008 per share                    27,500            28           192             -

Common stock issued for
cash on January 12, 1988
at $0.008 per share                     6,250             6            44             -

Common stock issued to
a director, for cash, on
October 10, 1997 at $0.0004
per share                          12,500,000        12,500        (7,500)            -

Common stock issued to
directors, for services, on
November 12, 1997 at $0.0004
per share                           1,125,000         1,125          (675)            -

Net loss for the period from
inception on September 14, 1987
to September 30, 1999                       -             -             -       (37,470)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
1999                               17,408,750        17,409        18,311       (37,470)

Net Loss for the year ended
September 30, 2000                          -             -             -        (3,200)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2000                               17,408,750    $   17,409    $   18,311    $  (40,670)


   The accompanying notes are an integral part of these financial statements.



                          NANOSCIENCE TECHNOLOGIES, INC.
                         (FKA Eagles Nest Mining Company)
                          (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on September 14, 1987 through June 30, 2002
                                  (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2000                               17,408,750    $   17,409    $   18,311     $ (40,670)

Net loss for the year ended
September 30, 2001                          -             -             -        (7,097)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2001                               17,408,750        17,409        18,311       (47,767)

Net loss for the nine
months ended June
30, 2002 (Unaudited)                        -             -             -        (7,134)
                                   ----------    ----------    ----------    ----------

Balance June 30,
2002 (Unaudited)                   17,408,750    $   17,409    $   18,311    $   54,901
                                   ==========    ==========    ==========    ==========


  The accompanying notes are an integral part of these financial statements.



                           NANOSCIENCE TECHNOLOGIES, INC.
                         (FKA Eagles Nest Mining Company)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Nine Months ended   September 14,
                                        -------------------------   1987 Through
                                                 June 30,             June 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                      $   (7,134)   $     (550)   $  (54,901)
  Adjustments to reconcile net
   loss to net cash (used) by
    operating activities:
  Stock issued for services                       -             -        30,450
  Changes in assets and
   liabilities:
  Increase(decrease) in
   accounts payable                           1,321           550           679
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                      (8,455)            -       (23,772)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                       -             -         5,270
  Increase in accounts
   payable-related party                      8,455             -        18,502
                                         ----------    ----------    ----------
  Net Cash Provided by
   financing Activities                       8,455             -        23,772
                                         ----------    ----------    ----------
NET INCREASE (DECREASE)IN CASH                    -             -             -

CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                           NANOSCIENCE TECHNOLOGIES, INC.
                         (FKA Eagles Nest Mining Company)
                          (A Development Stage Company)
                       Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                       From
                                                                    Inception on
                                              For the Nine          September 14,
                                         ------------------------   1987 Through
                                           Months ended June 30,      June 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -


NON CASH FINANCING ACTIVITIES

Common stock issued for services         $        -    $        -    $   30,450


   The accompanying notes are an integral part of these financial statements.



                          NANOSCIENCE TECHNOLOGIES, INC.
                         (FKA Eagles Nest Mining Company)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2002 and September 30, 2001


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2002 and 2001 and for all periods presented have been made. As of May 23, 2002 Eagles Nest Mining Company changed it's name to Nanoscience Technologies, Inc..

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Net Operating Loss

    The Company has accumulated approximately $23,700 of net operating loss carryforwards as of June 30, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2001 or nine months ended June 30, 2002 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    On May 17, 2002, by Written Consent of a Majority of the Shareholders, pursuant to Section 78.320 of the Nevada Revised Statutes, the name of the Company was changed to Nanoscience Technologies, Inc.

Item 5.  Other Information

    On May 23, 2002 the Company filed an amendment to its Articles of Incorporation to change its name to Nanoscience Technologies, Inc. As a result of the name change its trading symbol was changed to "NANS".

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
                                                                         Page
    Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002                                              14

    Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002                                              15

    Exhibit 99.3  Certificate of Amendment                                 16


     (b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the three month period ended June 30, 2002.



                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Nanoscience Technologies, Inc.



Date:  August 12, 2002                By:  /S/ J. Rockwell Smith
                                      -----------------------------------
                                            J. Rockwell Smith
                                            C.E.O., President and Director



Date:  August 12, 2002                By:  /S/ Jim Ruzicka
                                      -------------------------------------
                                            Jim Ruzicka
                                            Secretary/Treasurer, and Director
                                            (Principal Accounting Officer)




Exhibit 99.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Nanoscience Technologies, Inc., Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), J. Rockwell Smith, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ J. Rockwell Smith
--------------------------
J. Rockwell Smith
Chief Executive Officer
August 12, 2002




Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Nanoscience Technologies, Inc., Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jim Ruzicka, Principal Accounting Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Jim Ruzicka
----------------------------
Jim Ruzicka
Principal Accounting Officer
August 12, 2002



Exhibit 99.3


                                                     FILED# C24086-01
                                                        MAY 23 2002
                                                      IN THE OFFICE OF
                                                       /s/Dean Heller
                                               DEAN HELLER, SECRETARY OF STATE


                                 CERTIFICATE
                              PURSUANT TO 78.320

May 17, 2002

The Secretary of State
State of Nevada


Dear Sir or Madam:

I, J. Rockwell Smith, President of Eagles Nest Mining Company (the "Corporation"), acknowledge that a majority of the shareholders of the Corporation, hereby adopt the following resolution by written consent. This change is adopted without a meeting of the stockholders pursuant to Section 78.320 of the Nevada Revised Statutes and is effective upon filing of this certificate.


NOW THEREFORE BE IT

     RESOLVED, that the Corporation shall amend its Articles of Incorporation to effectuate a change of name from Eagles Nest
Mining Company to Nanoscience Technologies, Inc.


     The original Articles were filed in the Office of the Secretary of State on July 31, 2001.

Article 1 is amended to read as follows:

1.  Name of Corporation:  Nanoscience Technologies, Inc.



     The foregoing amendment was adopted by written consent of a majority of the shareholders.

     Total shares issued and outstanding:       17,408,750

     Shares voting for the resolution:          13,125,750          75.3%

     Shares voting against the resolution:               0



IN WITNESS WHEREOF, the undersigned have duly executed this Certificate as of the 17th day of May, 2002.


/s/ J. Rockwell Smith           /s/ Jim Ruzicka
-----------------------         -----------------------
    J. Rockwell Smith               Jim Ruzicka
    President/Director              Secretary/Director