Form 10KSB
period 2002-09-30
NANOSCIENCE TECHNOLOGIES INC
filed 2003-01-09
CIK 1086417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                           FORM 10-KSB

(Mark One)
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended September 30, 2002

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

Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [X]

State the issuer's revenues for its most recent fiscal year.     $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60
days.    $ 0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


              Class                        Outstanding as of January 8, 2003
    Common Stock, $.001 par value                     17,658,750

    DOCUMENTS INCORPORATED BY REFERENCE
    NONE

Transitional Small Business Disclosure Format.   Yes [ ]      No [X]


                     NANOSCIENCE TECHNOLOGIES, INC.
                          TABLE OF CONTENTS

    PART I

Item 1.    Description of Business                                        3

Item 2.    Description of Property                                        7

Item 3.    Legal Proceedings                                              7

Item 4.    Submission of Matter to a Vote of Security Holders

    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters        8

Item 6.    Management's Discussion and Analysis or Plan of Operation      10

Item 7.    Financial Statements                                           12

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                       26

    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           persons; Compliance with Section 16(a) of the Exchange Act     26

Item 10.    Executive Compensation                                        27

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management                                                    28

Item 12.    Certain Relationships and Related Transactions                28

Item 13.    Controls and Procedures                                       29

Item 14.    Exhibits and Reports on Form 8-K                              29

    Signatures                                                            30

    PART  I

Item 1.        Description of Business

Forward-Looking and Cautionary Statements

    This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

    * our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
    *    to meet our cash and working capital needs;
    *    our ability to maintain our corporate existence as a viable entity;
         and
    *    other risks detailed in our periodic report filings with the SEC.

    In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

    These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

History

    Nanoscience Technologies, Inc., formerly known as Eagles Nest Mining Company, was incorporated in Idaho on September 14, 1987 to engage in the business of acquiring and developing mining claims and prospecting, developing, processing and marketing all types of mineral resources. Although we have not engaged in significant business operations since our inception, we are presently actively seeking a potential operating business or business opportunity with the intent to acquire or merge with such business.

    We are considered a development stage company with the principal purpose of locating and consummating a merger or acquisition with a private entity. Because we currently have no assets and no operating history, in the event we do successfully acquire or merge with an operating business opportunity, it is likely that our current shareholders will experience substantial dilution and there will be a probable change in control of our company.

    In May of 1999, we voluntarily filed with the SEC a registration statement under the Securities Exchange Act of 1934 on Form 10-SB. Accordingly, we are obligated to file with the SEC certain interim and periodic reports including an annual report containing audited financial statements. We intend to continue to voluntarily file periodic reports under the Exchange Act in the event our obligation to file such reports is suspended under applicable provisions of the Exchange Act. Copies or our periodic reports and other filings are available a the SEC's Internet site at http://www.sec.gov.

    Any target acquisition or merger candidate will become subject to the same reporting requirements with the SEC upon consummation of any merger or acquisition. Thus, in the event we successfully complete the acquisition of or merger with an operating business opportunity, that business must provide, in addition to other information, audited financial statements for at least the two most recent fiscal years, or from its inception if less than two years old. This could limit our potential targets due to the fact that many private businesses either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.



Recent Events

    In July 2001, we formed a new Nevada corporation for the purpose of changing our corporate domicile from Idaho to Nevada. On November 8, 2001, we implemented the change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada corporations. Also in November 2001, we changed our authorized capitalization to 100,000,000 shares of Common Stock, par value $.001 per share. On November 16, 2001, we effected a forward split of our outstanding shares of common stock on a 12.5 shares for 1 share basis.

    On January 15, 2002, our Board of Directors, by unanimous written consent, approved a resolution to replace our principal independent accountant, Jack F. Burke, Jr., and engaged H J & Associates, LLC as our new independent accountants.

    In May 2002, we changed our corporate name from Eagles Nest Mining Company to Nanoscience Technologies, Inc.

Business

    We have a limited operating history and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

    Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

    Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, independent consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on independent, outside sources that will accept their compensation only after a successful acquisition or merger is finalized. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Management has, in the past, consulted with Williams Investment Co. ("Williams"), a consulting company located in Salt Lake City, Utah. Because there is no formal agreement or understanding with Williams, we may use other consultants. However, due to our past experience, we may elect to again use the consulting and advisory services of Williams. Presently, no final decision has been made nor is management in a position to identify any future, prospective consultants.

    If we elect to engage an independent consultant, we intend to consider consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, a prospective consultant should have experience in locating viable merger and/or acquisition candidates and a proven track record of finalizing such business consolidations. Further, we would like to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

    We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

    Once we have identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

    In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including the following:

    *    potential benefits to us and our shareholders;
    * working capital, financial requirements and availability of additional financing;
    *    history of operation, if any;
    *    nature of present and expected competition;
    *    quality and experience of management;
    *    need for further research, development or exploration;
    *    potential for growth and expansion;
    *    potential for profits; and
    *    other factors deemed relevant to the specific opportunity.

    Because we have not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

    Presently, we cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved.

    Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in opportunities through the purchase of minority stock positions.

    Because of our current situation, having no assets and a limited operating history, in the event we do successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution and there will be a probable change in control of our company. Most likely, the owners of the business opportunity which we acquire or merge with will acquire control of us following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

    Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangement or definitive agreement to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to us. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates.

    In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation, By-Laws and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to our shareholders or that the shareholders would be given the opportunity to approve such a transaction.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by us, the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate's possible fiduciary duty or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by our shareholders in an appropriate manner.

    Presently, it is highly unlikely that we will acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, none of our officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

    We presently anticipate that prior to consummating any possible acquisition or merger and, if required by relevant state laws and regulations, we will seek to have the transaction ratified by shareholders in the appropriate manner. The Board of Directors will have the discretion to consummate a business combination if relevant state law does not mandate shareholder approval. We intend to provide our shareholders complete disclosure documentation concerning a potential target business opportunity, including the appropriate audited financial statements of the target, if required. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by a subsequent report to shareholders if the action is taken by the Board.

Competition

    Because we have not identified any potential acquisition or merger candidate, we cannot evaluate the type and extent of our likely future competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search for business opportunities and, due to our lack of funds, it may be difficult to successfully compete with these other companies.

Employees

    As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as our business warrants the expense, or until we successfully acquire or merge with an operating business. We find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

    We currently use as our principal place of business the personal residence of our President located in Park City, Utah. Although we have no written agreement and pay no rent for the use of this facility, it is contemplated that at such future time as we acquire or merge with an operating business, we will secure commercial office spaces. However, until such time as we complete an acquisition or merger, the type of business in which we will be engaged and the type of office and other facilities that will be required is unknown. We have no current plans to secure such commercial office space.

Industry Segments

    No information is presented regarding industry segments. We are presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Please refer to the statements of operations included herein in response to Item 7 of this Form 10-KSB for a report of our operating history for the past two fiscal years.

Item 2.        Description of Property

    We do not own any material property.

Item 3.        Legal Proceedings

    We are not a party to any material pending legal proceedings and, to best of our knowledge, no such action by or against us, has been threatened.

Item 4.        Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of our security holders during the year ended September 30, 2002.


    PART  II

Item 5.        Market for Common Equity and Related Stockholder Matters

    Our common stock has been accepted for trading on the OTC Bulletin Board under the trading symbol "NANS." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. We are not aware of any active trading market for our common stock nor is there any record of any significant trades in the public market in recent years. We do not expect our shares to be traded actively in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of our shares may be subject to certain state imposed restrictions regarding shares of shell or blank check companies. We have made no proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. Because no current trading market has been established for our shares, no trading history is presented herein.

    On November 16, 2001, we effected a forward split of our outstanding common stock on a 12.5 shares for 1 share basis. The forward split was treated as a stock dividend.

    The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares will most likely be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

    The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.
Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The Nasdaq Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

    As of September 30, 2002 there were 34 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

    As of September 30, 2002 we had 17,658,750 shares of common stock issued and outstanding, reflecting the stock split effected in November 2001. In August 1997, we issued 12,500,000 shares of common stock to J. Rockwell Smith for the purchase price of $5,000 cash. The funds were used to pay various payables including payments to certain persons for prior services rendered to us. Also, in November 1997 we issued 1,125,000 shares of common stock to two persons in exchange for services rendered. In October 2001, we issued
250,000 shares of common stock for $250 cash.

    Of the total outstanding shares, 1,783,750 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 1,783,750 shares, we have not identified any shares as being held by affiliates.

    A total of 15,875,000 shares are considered restricted securities and are presently held by affiliates and/or principal shareholders.

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

    Available corporate records indicate that we have not previously filed a registration statement with the Commission. In the absence of any evidence that we ever filed a registration statement with the Commission or with any other agency relating to the issuance of shares, it is concluded that all shares were issued as restricted securities. Available corporate records indicate that all of our issued and outstanding shares of common stock were issued between 1987 and 1997 in various private, isolated transactions. We have relied upon the exemption provided by Section 4(2) of the Act in the issuance of all of our shares. No private placement memorandum was used in relation to the issuance of shares.

    In the absence of any evidence that we ever filed a registration statement with the Commission or with any other agency relating to the issuance of shares, it is concluded that all shares were issued as restricted securities. Available corporate records do not detail the circumstances related to all issuances of our shares. Therefore no conclusion can be made as to whether such issuances were exempt from the registration requirements of Section 5 of the Act, what exemption may have been relied upon, or whether the issuances were subject to the registration provisions of Section 5.

    Our stock transfer records indicate that three shareholders acquired their shares in 1998 from existing shareholders of in private transactions not part of a public offering or distribution. These transactions were exempt from registration under the Act pursuant to the exemption provided by
Section 4(1) of the Act.

Recent Issuance of Securities

    On October 2, 2001, we issued 250,000 shares of our common stock to one person for cash consideration of $250, or $0.001 per share. The funds realized are to be used for general corporate operating expenses. The issuance was made pursuant to a private, isolated transaction in reliance upon the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4(2) of that Act.

Dividend Policy

    We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest any future earnings to finance our operations.

Item 6.        Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

    We are considered a development stage company with no assets or capital and with no significant operations or income since its inception in 1987. The costs and expenses associated with the preparation and filing of its registration statement 1999 have been paid for by a shareholder. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt
about its ability to continue as a going concern.   In the opinion of
management, inflation has not and will not have a material effect on our operations until such time as we successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on related to our business and operations following a successful acquisition or merger.

Plan of Operation

    During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack funds, it may be necessary for the officers and directors to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.
Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in its search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of its securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

    We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    We have accumulated approximately $26,560 of net operating loss carryforwards as of September 30, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2022. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2002 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

New Accounting Pronouncements

    In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

    In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

Item 7.        Financial Statements

    Our financial statements, as of and for the fiscal years ended September 30, 2002 and 2001, have been examined to the extent indicated in its report by H J & Associates, LLC, independent certified accountant, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.



                         NANOSCIENCE TECHNOLOGIES, INC.
                      (Formerly Eagles Nest Mining Company)
                         (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 2002

C O N T E N T S


Independent Auditors' Report                            F-3

Balance Sheet                                           F-4

Statements of Operations                                F-6

Statements of Stockholders' Equity (Deficit)            F-7

Statements of Cash Flows                                F-9

Notes to Financial Statements                           F-11

                        INDEPENDENT AUDITORS' REPORT


Nanoscience Technologies, Inc.
(formerly Eagles Nest Mining Company)
(A Development Stage Company)
Park City, Utah

We have audited the accompanying balance sheet of Nanoscience Technologies, Inc. (formerly Eagles Nest Mining Company) (a development stage company) as of September 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2002 and 2001 and from inception of the development stage on September 14, 1987 through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanoscience Technologies, Inc. (formerly Eagles Nest Mining Company) (a development stage company) as of September 30, 2002, and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001 and from inception of the development stage on September 14, 1987 through September 30, 2002 in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
December 20, 2002

                         NANOSCIENCE TECHNOLOGIES, INC.
                      (Formerly Eagles Nest Mining Company)
                         (A Development Stage Company)
                                 Balance Sheet


                                   ASSETS
                                  --------

                                                   September 30,
                                                       2002
                                                    ----------
CURRENT ASSETS

  Cash                                              $      250
                                                    ----------
    Total Current Assets                                   250
                                                    ----------
    TOTAL ASSETS                                    $      250
                                                    ==========


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                     (Formerly Eagles Nest Mining Company)
                         (A Development Stage Company)
                          Balance Sheet (Continued)


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                   September 30,
                                                        2002
                                                     ----------
CURRENT LIABILITIES

  Accounts payable                                   $      446
  Due to stockholders                                    20,741
                                                     ----------
   Total Current Liabilities                             21,187
                                                     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.001 par value;
  100,000,000 shares authorized
  17,658,750 shares issued and outstanding               17,659
  Additional paid-in capital                             18,311
  Deficit accumulated during the development stage      (56,907)
                                                     ----------
    Total Stockholders' Equity (Deficit)                (20,937)
                                                     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      250
                                                     ==========


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                     (Formerly Eagles Nest Mining Company)
                         (A Development Stage Company)
                           Statements of Operations

                                                                      From
                                                                   Inception on
                                          For the Years Ended      September 14,
                                              September 30,        1987 through
                                        -----------------------    September 30,
                                            2002         2001         2002
                                        ----------   ----------    ----------
REVENUES                                $        -   $        -    $        -

EXPENSES                                     9,140        7,097       (56,907)
                                        ----------   ----------    ----------
NET LOSS                                $   (9,140)  $   (7,097)   $  (56,907)
                                        ==========   ==========    ==========
BASIC NET LOSS PER SHARE                $    (0.00)  $    (0.00)
                                        ==========   ==========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                 17,657,380   17,408,750
                                        ==========   ==========


The accompanying notes are an integral part of these financial statements.

                          NANOSCIENCE TECHNOLOGIES, INC.
                      (Formerly Eagles Nest Mining Company)
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
           From Inception on September 14, 1987 through September 30, 2002

                                                                              Deficit
                                                                             Accumulated
                                         Common Stock         Additional     During the
                                   ------------------------     Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance at inception on
September 14, 1987                          -    $        -    $        -    $        -

Common stock issued to
directors, for services , on
September 17, 1987 at
$0.008 per share                    3,750,000         3,750        26,250             -

Common stock issued for
cash on September 17, 1987
at $0.008 per share                    27,500            28           192             -

Common stock issued for
cash on January 12, 1988
at $0.008 per share                     6,250             6            44             -

Common stock issued to
a director, for cash, on
October 10, 1997 at $0.0004
per share                          12,500,000        12,500        (7,500)            -

Common stock issued to
directors, for services, on
November 12, 1997 at $0.0004
per share                           1,125,000         1,125          (675)            -

Net loss for the period from
inception on September 14, 1987
to September 30, 1999                       -             -             -       (37,470)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
1999                               17,408,750        17,409        18,311       (37,470)

Net Loss for the year ended
September 30, 2000                          -             -             -        (3,200)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2000                               17,408,750    $   17,409    $   18,311    $  (40,670)
                                   ----------    ----------    ----------    ----------


   The accompanying notes are an integral part of these financial statements.

                          NANOSCIENCE TECHNOLOGIES, INC.
                      (Formerly Eagles Nest Mining Company)
                          (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued) From Inception on September 14, 1987 through September 30, 2002

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock          Additional     During the
                                   ------------------------     Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2000                               17,408,750    $   17,409    $   18,311     $ (40,670)

Net loss for the year ended
September 30, 2001                          -             -             -        (7,097)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2001                               17,408,750        17,409        18,311       (47,767)

Common stock issued for
cash on October 2, 2001
at $0.001 per share                   250,000           250             -             -

Net loss for the year ended
September 30, 2002                          -             -             -        (9,140)
                                   ----------    ----------    ----------    ----------

Balance September 30,
2002                               17,658,750    $   17,659    $   18,311    $  (56,907)
                                   ==========    ==========    ==========    ==========


  The accompanying notes are an integral part of these financial statements.

                          NANOSCIENCE TECHNOLOGIES, INC.
                       (Formerly Eagles Nest Mining Company)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                       From
                                                                    Inception on
                                          For the Years Ended       September 14,
                                              September 30,         1987 Through
                                         ------------------------   September 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (9,140)   $   (7,097)   $  (56,907)
  Adjustments to reconcile net
   loss to net cash used by
    operating activities:
  Common stock issued for services                -             -        30,450
  Changes in assets and
   liabilities:
  Increase(decrease) in
   accounts payable                          (1,554)        2,000           446
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                     (10,694)       (5,097)      (26,011)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                     250             -         5,520
  Increase in amounts due to
   shareholders                              10,694         5,097        20,741
                                         ----------    ----------    ----------
  Net Cash Provided by
   financing Activities                      10,944         5,097        26,261
                                         ----------    ----------    ----------
NET INCREASE IN CASH                            250             -           250
                                         ----------    ----------    ----------
CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $      250    $        -    $      250
                                         ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                          NANOSCIENCE TECHNOLOGIES, INC.
                      (Formerly Eagles Nest Mining Company)
                          (A Development Stage Company)
                       Statements of Cash Flows (continued)

                                                                       From
                                                                    Inception on
                                            For the Years Ended     September 14,
                                               September 30,        1987 Through
                                         ------------------------   September 30,
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

                          NANOSCIENCE TECHNOLOGIES, INC.
                      (Formerly Eagles Nest Mining Company)
                          (A Development Stage Company)
                        Notes to the Financial Statements


 NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.    Business Organization

         Eagles Nest Mining Company (the "Company") was organized on September 14, 1987, under the laws of the State of Idaho. As set forth in its Articles of Incorporation, the Company was created to engage in the business of acquiring and developing mining claims and prospecting, developing, processing and marketing all types of mineral resources. However, from the time of its inception the Company has not engaged in any material business operations. Presently, the Company is actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises, "the Company is classified as a development stage company.

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

         On November 5, 2001, the Company approved a 12.5 for 1 forward stock split. All share and per share values within these financial statements have been adjusted to reflect this change.

         As of May 23, 2002 Eagles Nest Mining Company changed its name to Nanoscience Technologies, Inc.

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

                          NANOSCIENCE TECHNOLOGIES, INC.
                      (Formerly Eagles Nest Mining Company)
                          (A Development Stage Company)
                     Notes to the Financial Statements (Continued)

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continuted)

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

         f.    Basic Loss Per Share
                                           For the Years Ended
                                               September 30,
                                        ---------------------------
                                            2002           2001
                                        ------------   ------------
         Basic loss per share:
         Loss - numerator               $     (9,140)  $     (7,097)
         Shares - denominator             17,658,750     17,408,750
                                        ------------   ------------
         Per share amount               $      (0.00)  $      (0.00)
                                        ============   ============

         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. There are no convertible securities or debt instruments outstanding that could potentially be converted into shares of common stock. As a result, basic and diluted loss per share amounts are the same for the years ended September 30, 2002, and 2001.

         g.    Change in Accounting Principles

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this pronouncement will have a material effect on the Company's financial statements.

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

                          NANOSCIENCE TECHNOLOGIES, INC.
                       (Formerly Eagles Nest Mining Company)
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)

 NOTE 2 -    GOING CONCERN (Continued)

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a transaction with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

 NOTE 3 -    COMMON STOCK

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

         On October 2, 2001, the Company issued 250,000 shares of $0.001 par value common stock for cash at $0.001.

         On October 12, 2001, the Company elected to change the authorized capitalization from 10,000,000 shares of no par value common stock to 100,000,000 shares of $0.001 par value common stock. All share and per share values within these financial statements have been adjusted to reflect this change.

                          NANOSCIENCE TECHNOLOGIES, INC.
                       (Formerly Eagles Nest Mining Company)
                          (A Development Stage Company)
                   Notes to the Financial Statements (Continued)

NOTE 3 -    COMMON STOCK (Continued)

         On November 5, 2001, the Company approved a 12.5 for 1 forward stock split. All share and per share values within these financial statements have been adjusted to reflect this change.

NOTE 4 -    RELATED PARTY TRANSACTIONS

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

         As of September 30, 2002, the Company owed stockholders $20,241 as a result of cash advances used by the Company for operating expenses.

 NOTE 5 -    TAXES

         At September 30, 2002, the Company does not have a tax asset or liability. The Company has net operating loss carryforwards of approximately $26,560 that may be offset against future taxable income through 2022. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 39% as follows:

                                                    For the Years Ended
                                                       September 30,
                                                -------------------------
                                                     2002          2001
                                                ------------   ------------
         Income tax benefit at statutory rate   $     10,300   $      6,580
         Change in valuation allowance               (10,300)        (6,580)
                                                ------------   ------------
                                                $          -   $          -
                                                ============   ============

                          NANOSCIENCE TECHNOLOGIES, INC.
                       (Formerly Eagles Nest Mining Company)
                          (A Development Stage Company)
                   Notes to the Financial Statements (Continued)

NOTE 5 -    TAXES (Continued)

         Should the Company commence operations the net operating loss would be usable and would expire as follows:

                                                       Year Loss
                                                ------------ ------------
                                                    2002     $        220
                                                    2003               50
                                                    2018            5,056
                                                    2019            1,694
                                                    2020            3,200
                                                    2021            7,097
                                                    2022            9,243
                                                ------------ ------------
                                                    Total    $     26,560
                                                             ============

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

    PART  III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

    Our executive officers and directors are as follows:

        Name            Age        Position
    J. Rockwell Smith    65        President, Chief Executive Officer
                                   and Director
    Jim Ruzicka          59        Secretary / Treasurer and Director

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the Board. However, due to our lack of funds, the directors will defer their expenses and any compensation until such time as we can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board. We do not have any standing committees.

    Presently, none of our directors are directors of any other "shell" or "blank check" companies or other corporations that are actively pursuing acquisitions or mergers, except as follows. Mr. Ruzicka is the President and a director of Siegle Ventures, Inc., presently an inactive corporation. He is also the President and a director of Consolidated Travel Systems, Inc.

    The following is a summary of the past involvement by management in other shell or blank check companies.

    Mr. Smith has been an executive officer, director and/or principal shareholder of the following companies: The Auxer Gold Mines (President and director until April 1995), now know as Auxer Industries, Inc; Grant Silver, Inc. (principal shareholder until September 1997), now known as BrewServ Corporation; Green MT. P.S. (Principal shareholder until January 1998), now known as Generex Biotechnology Corporation; Index Daley Mines (principal shareholder until June 1998), now known as International Digital Technologies; Kaniksu Ventures, Inc. (Secretary and director until March 1996),now known as Ocean Power Corporation; Nava Leisure, U.S.A., Inc. (President and director until January 1999), now known as Senesco Technologies, Inc.; Park Avenue, Inc. (President and director until March 1994), now known as Electrical Generation Technology, Inc.; Regal Gold & Silver (President and director until August 1996), now known as American Image Motor Company, Inc.; Rock City Ventures,Inc. (President and director until January 1995); THO2 & Rare Metals Exp. (President and director until December 1994), now known as Golf Technologies Holding, Inc.; Whitestone Financial, Inc. (principal shareholder), now known as Happy Food Corp.

    Mr. Ruzicka has been an executive officer, director and/or principal shareholder of the following companies: Consolidated Travel Systems, Inc. (currently President and director); Grant Silver, Inc. (principal shareholder until September 1997); Green MT. P.S., Inc. (principal shareholder until January 1998), now known as Generex Biotechnology Corporation; Nava Leisure, U.S.A., Inc. (principal shareholder until January 1999), now known as Senesco Technologies, Inc.; Park Avenue, Inc. (Vice President and director until March
1994), now known as Electrical Generation Technology, Inc.; Roan American Corporation (Secretary and director until February 1996), now known as Crystal Broadcasting, Inc.; Rock City Ventures, Inc. (Vice President and director until January 1995); Siegle Ventures, Inc. (currently President and director); Whitestone Financial, Inc. (principal shareholder), now known as Happy Food Corp. Current management has no present intent, nor is it likely that they will become involved with, promoting other shell or blank check companies in the immediate future, except for those set forth herein.

    No director, officer, affiliate has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

    Our present directors have other full-time employment and will routinely devote only such time to our business that is necessary to maintain its viability. It is estimated that each director will devote less than ten hours per month to our activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.

    Currently, there is no arrangement, agreement or understanding between management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director resign at the request of another person and none of our current offers or directors are acting on behalf of, or will act at the direction of any other person.

    In connection with the preparation and filing of our registration statement in 1999, J. Rockwell Smith, our President and a shareholder, paid for certain legal and professional fees related to the registration statement. Although, as of the date hereof there is no agreement or arrangement for Mr. Smith to provide additional funds, we are not precluded from approaching Mr. Smith or any other shareholder and requesting additional financial assistance. Because such additional funding is only speculative at this time, we have not developed any criteria or plans related to this funding.

    The business experience of each of the persons listed above during the past five years is set forth below:

    J. Rockwell Smith has been our President and a director since October 1997. From 1977 to 1989, he owned and operated Rocky Smith Construction, a construction company in Park City, Utah that supervised construction projects in the resort community. Since 1990, Mr. Smith has been semi-retired while being active with his private investments and working as a part-time driver
for Park City Transportation Company.    Mr. Smith studied engineering at
Seattle University and the University of Washington.

    Jim Ruzicka has been our Vice President and a director since October 1997. From May 2002 to the present, he has been a consultant and general manager of American Natural Technoloy Sciences, producer of the Mitigator sting and bite treatment. Mr. Ruzicka owned and operated from 1980 to 2001, Budget Lodging, a property management company located in Park City, Utah. From 1963 to 1980, Mr. Ruzicka owned and operated a chain of seven restaurants in Chicago, Illinois. Also, since 1978, he has sold real estate and owned and managed several commercial buildings and apartments. Mr. Ruzicka attended Aurora College in Aurora, Illinois.

Item 10.    Executive Compensation

    We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors. We have not paid any salaries or other compensation to our officers, directors or employees for the years ended September 30, 2002 and 2001. Further, we have not entered into an employment agreement with any officer, director or any other person and no such agreements are anticipated in the immediate future. We expect that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

    The following table provides information, to the best of our knowledge as of January 8, 2003, regarding beneficial ownership of our common stock by:

    * each person known to us to own beneficially more than 5% of our common stock;
    *    each of the named executive officers;
    *    each or our directors; and
    *    all executive officers and directors as a group.

    Name and Address               Amount and Nature of        Percent
    of Beneficial Owner            Beneficial Ownership        of Class(1)
    J. Rockwell Smith*                 12,500,000                71.8%
      P.O. Box 3033
      Park City, UT 84060

    Jim Ruzicka*                          625,000                 3.6%
      P.O. Box 3813
      Park City, UT 84060

    James Kerr                          1,250,000                 7.2%
      4027 South 1300 East
      Salt Lake City, UT 84124

    Matthew Ott                         1,250,000                 7.2%
      56 West 400 South
      Salt Lake City, UT 84101

    All directors and officers         13,125,000                75.4%
      a group (2 persons)
__________________________
      *   Director and/or executive officer
    Note:    Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

    (1) Based upon 17,658,750 shares of common stock outstanding on January 8, 2002.

Item 12.    Certain Relationships and Related Transactions

    During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

    Our officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which we have indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in our minutes. If any directors is presented with a business opportunity that may conflict with a business interest identified by us, such opportunity must be promptly disclosed to the Board of Directors and made available to us. In the event the Board rejects an opportunity so presented, and only in that event, any of our officers or directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of our company. There can be no assurance, however, that these efforts will be successful.

Item 13.    Controls and Procedures

    Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Item 14.    Exhibits and Reports on Form 8-K

     (a)  Exhibits
    2*        Articles of Merger
    3.1**     Articles of Incorporation filed as Exhibit to Form 10-SB
    3.2**     By-Laws filed as Exhibit to Form 10-SB
    3.3 ***   Nevada Articles of Incorporation
    3(ii)*    Amendment to Articles of Incorporation (Nevada)
    3(iii)*   Amendment to Articles of Incorporation (Idaho)
    3(iv)*    Articles of Dissolution
    3(v)*     Nevada By-Laws
    4**       Specimen Stock Certificate filed as Exhibit to Form 10-SB
    10.1***   Agreement and Plan of Merger

    99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
    99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * Incorporated by reference to our annual report on Form 10-KSB filed February 13, 2002
    ** Incorporated by reference to our registration statement on Form 10-SB, filed May 14, 1999.
    *** Incorporate by reference to the attachment to our Definitive Proxy Statement, filed December 31, 2001.

    (b)        Reports on Form 8-K

            None.

    SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Nanoscience Technologies, Inc.



                                By: /S/   J. ROCKWELL SMITH
                                    J. Rockwell Smith
                                    President and Director
                                    (Chief Executive Officer)
Dated:    January 9, 2003


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                Title                       Date



By:/S/ J. ROCKWELL SMITH         President and Director     January 9, 2003
    J. Rockwell Smith           (Chief Executive Officer)



By:/S/ JIM RUZICKA               Secretary / Treasurer      January 9, 2003
    Jim Ruzicka                  and Director

 (Principal Accounting Officer)

    Certifications

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, J. Rockwell Smith, Chief Executive Officer of Nanoscience Technologies, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB of Nanoscience Technologies, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 9, 2003

/s/   J. ROCKWELL SMITH

J. Rockwell Smith
Chief Executive Officer


CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, Jim Ruzicka, Principal Accounting Officer of Nanoscience Technologies, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB of Nanoscience Technologies, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 9, 2003

/s/   JIM RUZICKA

Jim Ruzicka
Principal Accounting Officer

    Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Nanoscience Technologies, Inc., (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Rockwell Smith, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /S/ J. ROCKWELL SMITH


J. Rockwell Smith

Chief Executive Officer
January 9, 2003

    Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Nanoscience Technologies, Inc., (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim Ruzicka, Principal Accounting Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /S/ JIM RUZICKA


Jim Ruzicka

Principal Accounting Officer
January 9, 2003

    Cover Letter