Form 10QSB
period 2002-12-31
NANOSCIENCE TECHNOLOGIES INC
filed 2003-02-11
CIK 1086417

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended December 31, 2002

                                   or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to


                     Commission File Number  000-26067


                NANOSCIENCE  TECHNOLOGIES,  INC.
       (Exact name of small business issuer as specified in its charter)


                 NEVADA                            87-0571300
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)


            253 Ontario #1, P.O. Box 3303, Park City, Utah 84060
                 (Address of principal executive offices)


Registrant's telephone no., including area code:  (435) 649-5060


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                   Outstanding as of December 31, 2002

    Common Stock, $.001 par value                  17,658,750




                                   TABLE OF CONTENTS

Heading                                                                   Page

                             PART  I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                              3

              Balance Sheets -- December 31, 2002 and September 30, 2002     4

              Statements of Operations -- three months ended
               December 31, 2002 and 2001 and the period from
                inception on September 14, 1987 to December 31,
                 2002                                                        6

              Statements in Changes in Stockholders' Equity -- for the
               period September 14, 1987 to December 31, 2002                7

              Statements of Cash Flows -- three months ended
               December 31, 2002 and 2001 and the period from
                inception on September 14, 1987 to December 31,
                 2002                                                        9

              Notes to Financial Statements                                 11

Item 2.    Management's Discussion and Analysis and Results of Operations   12

Item 3.    Controls and Procedures                                          13


    PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                13

Item 2.    Changes in Securities and Use of Proceeds                        13

Item 3.    Defaults Upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote of Securities Holders            13

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 14

           Signatures                                                       15

           Certifications                                                   16




PART I

Item 1.    Financial Statements

    The accompanying balance sheets of Nanoscience Technologies, Inc. at December 31, 2002, related statements of operations and cash flows for the three months ended December 31, 2002 and 2001 and the period September 14, 1987 (date of inception) to December 31, 2002, have been prepared by management in conformity with accounting principles generally accepted in the U.S. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2002, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2003.


                     NANOSCIENCE TECHNOLOGIES, INC.
                     (A Development Stage Company)
                            Balance Sheets
                             (Unaudited)

                                   ASSETS
                                  --------

                                                    December 31,   September 30,
                                                       2002            2002
                                                    ----------      ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $      250      $      250
                                                    ----------      ----------
    Total Current Assets                                   250             250
                                                    ----------      ----------

    TOTAL ASSETS                                    $      250      $      250
                                                    ==========      ==========



    The accompanying notes are an integral part of these financial statements.



                     NANOSCIENCE TECHNOLOGIES, INC.
                     (A Development Stage Company)
                      Balance Sheets (Continued)
                             (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                    December 31,          September 30,
                                                        2002                   2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    1,491            $      446
  Due to stockholders                                    22,682                20,741
                                                     ----------            ----------
   Total Current Liabilities                             24,173                21,187
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.001 par value;
  100,000,000 shares authorized
  17,658,750 shares issued and outstanding               17,659                17,659
  Additional paid-in capital                             18,311                18,311
  Deficit accumulated during the development stage      (59,893)              (56,907)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (23,923)              (20,937)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      250            $      250
                                                     ==========            ==========



   The accompanying notes are an integral part of these financial statements.



                     NANOSCIENCE TECHNOLOGIES, INC.
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)

                                                         For the               From
                                                      Three Months         Inception on
                                                          Ended            September 14,
                                                       December 31,        1987 through
                                                    ---------------------- December 31,
                                                      2002         2001        2002
                                                   ----------   ----------   ----------
REVENUES                                           $        -   $        -   $        -

EXPENSES                                                2,986        1,343       59,893
                                                   ----------   ----------   ----------
NET LOSS                                           $   (2,986)  $   (1,343)  $  (59,893)
                                                   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                                                   $    (0.00)  $    (0.00)
                                                   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                            17,658,750   17,653,315
                                                   ==========   ==========



   The accompanying notes are an integral part of these financial statements.



                     NANOSCIENCE TECHNOLOGIES, INC.
                     (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)
     From Inception on September 14, 1987 through December 31, 2002
                            (Unaudited)

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



                     NANOSCIENCE TECHNOLOGIES, INC.
                     (A Development Stage Company)
         Statements of Stockholders' Equity (Deficit) (Continued)
       From Inception on September 14, 1987 through December 31, 2002
                             (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock          Additional     During the
                                   ------------------------     Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2000                               17,408,750    $   17,409    $   18,311     $ (40,670)

Net loss for the year ended
September 30, 2001                          -             -             -        (7,097)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2001                               17,408,750        17,409        18,311       (47,767)

Common stock issued for
cash on October 2, 2001
at $0.001 per share                   250,000           250             -             -

Net loss for the year
ended September 30, 2002                    -             -             -        (9,140)
                                   ----------    ----------    ----------    ----------

Balance September 30,
2002                               17,658,750        17,659        18,311       (56,907)

Net loss for the three
months ended December 31,
2002 (Unaudited)                            -             -             -        (2,986)
                                   ----------    ----------    ----------    ----------
Balance December 31,
2002 (Unaudited)                   17,658,750    $   17,659    $   18,311    $  (59,893)
                                   ==========    ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.



                     NANOSCIENCE TECHNOLOGIES, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Three Months ended   September 14,
                                               December 31,         1987 Through
                                         ------------------------    December 31,
                                            2002          2001          2002
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                      $   (2,986)   $   (1,343)   $  (59,893)
  Adjustments to reconcile net
   loss to net cash (used) by
    operating activities:
  Stock issued for services                       -             -        30,450
  Changes in assets and
   liabilities:
  Increase(decrease) in
   accounts payable                           1,045             -         1,491
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                      (1,941)       (1,343)      (27,952)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                       -           250         5,520
  Increase in accounts
   payable-related party                      1,941         1,343        22,682
                                         ----------    ----------    ----------
  Net Cash Provided by
   financing Activities                       1,941         1,593        22,682
                                         ----------    ----------    ----------
NET INCREASE (DECREASE)IN CASH                    -           250           250
                                         ----------    ----------    ----------
CASH AT BEGINNING OF PERIOD                     250             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $      250    $      250    $      250
                                         ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.



                     NANOSCIENCE TECHNOLOGIES, INC.
                     (A Development Stage Company)
                   Statements of Cash Flows (continued)
                              (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Three Months ended   September 14,
                                               December 31,         1987 Through
                                         ------------------------    December 31,
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


                     NANOSCIENCE TECHNOLOGIES, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                December 31, 2002 and September 30, 2002


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders equity and cash flows at December 31, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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


Item 2.        Management's Discussion and Analysis or Plan of Operations

    The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

    We are considered a development stage company and presently have no assets or capital and no significant operations or income. The costs and expenses associated with the preparation and filing of our registration statement in 1999 and subsequent quarterly and annual reports have been paid for by a shareholder. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Plan of Operation

    During the next 12 months, we intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

    Because we lack funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

    In the event we need to raise capital, most likely the only method available to us would be the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

    We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

Net Operating Loss

    We have accumulated approximately $26,560 of net operating loss carryforwards as of December 31, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2022. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2002 or three-month period ended December 31, 2002 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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


Item 3.     Controls and Procedures.

    Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

    Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


    PART II

Item 1.        Legal Proceedings

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


Item 2.        Changes In Securities and Use of Proceeds

      This Item is not applicable.


Item 3.        Defaults Upon Senior Securities

      This Item is not applicable.


Item 4.        Submission of Matters to a Vote of Security Holders

      This Item is not applicable.


Item 5.        Other Information

      This Item is not applicable.


Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit 99.1     Certification of C.E.O. Pursuant to 18 U.S.C.
                                Section 1350, as Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

        No report on Form 8-K was filed by the Company during the three month period ended December 31, 2002.


                               SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NANOSCIENCE  TECHNOLOGIES,  INC.



Date:  February 11, 2003                By:  /S/ J. ROCKWELL SMITH
                                                 J. Rockwell Smith
                                                 President, C.E.O. and
                                                 Director




Date:  February 11, 2003                By: /S/ JIM RUZICKA
                                                Jim Ruzicka
                                                Secretary/Treasurer, and
                                                Director
                                                (Principal Accounting Officer)



                                                           Certifications

                        CERTIFICATION PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, J. Rockwell Smith, Chief Executive Officer of the Nanoscience Technologies, Inc. (the "registrant"), certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Nanoscience Technologies, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 11, 2003


/s/   J. ROCKWELL SMITH

J. Rockwell Smith
Chief Executive Officer




                        CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, Jim Ruzicka, Principal Accounting Officer of the Nanoscience Technologies, Inc. (the "registrant"), certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Nanoscience Technologies, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 11, 2003


/s/ JIM RUZICKA

Jim Ruzicka
Principal Accounting Officer