Form 10QSB
period 2003-03-31
NANOSCIENCE TECHNOLOGIES INC
filed 2003-05-15
CIK 1086417

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended March 31, 2003

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

                         (435) 649-5060
                   (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes   X   No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                 Outstanding as of March 31, 2003

 Common Stock, $.001 par value                17,658,750

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]





                                TABLE OF CONTENTS

Heading                                                                 Page

                        PART  I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                              3

    Balance Sheets  March 31, 2003 (unaudited) and September 30, 2002        4

    Statements of Operations - three and six months ended March 31, 2003 and 2002 and the period from inception on September 14, 1987
        to March 31, 2003 (unaudited)                                        6

    Statements in Changes in Stockholders' Equity (Deficit) - for the
     period September 14, 1987 to March 31, 2003 (unaudited)                 7

    Statements of Cash Flows - three and six months ended March 31, 2003 and 2002 and the period from inception on September 14, 1987
        to March 31, 2003 (unaudited)                                        9

    Notes to Financial Statements                                           11

Item 2.    Management's Discussion and Analysis and Results of Operations   12

Item 3.    Controls and Procedures                                          13


    PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                               13

Item 2.    Changes in Securities and Use of Proceeds                        13

Item 3.    Defaults Upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote of Securities Holders            13

Item 5.    Other Information                                                13

Item 6.    Exhibits and Reports on Form 8-K                                 14

    Signatures                                                              15

    Certifications                                                          16





                                    PART I

Item 1.        Financial Statements

    The accompanying balance sheets of Nanoscience Technologies, Inc. at March 31, 2003 and September 30, 2002, related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and six months ended March 31, 2003 and 2002 and the period September 14, 1987 (date of inception) to March 31, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2003.



                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      March 31, 2003 and September 30, 2002




                        NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                                Balance Sheets


                                   ASSETS
                                  --------

                                                     March 31,   September 30,
                                                       2003            2002
                                                    ----------      ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $      250    $      250
                                                    ----------    ----------
    Total Current Assets                                   250           250
                                                    ----------    ----------

    TOTAL ASSETS                                    $      250    $      250
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.




                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                          Balance Sheets (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                      March 31,          September 30,
                                                        2003                   2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    4,584            $      446
  Payable to related party                               24,528                20,741
  Accrued interest related party                          1,133                     -
                                                     ----------            ----------
Total Current Liabilities                                30,245                21,187
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.001 par value;
  100,000,000 shares authorized
  17,658,750 shares issued and outstanding               17,659                17,659
  Additional paid-in capital                             18,311                18,311
  Deficit accumulated during the development stage      (65,965)              (56,907)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (29,995)              (20,937)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      250            $      250
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.




                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                  For the                  For the              From
                                Three Months              Six Months         Inception on
                                   Ended                    Ended           September 14,
                                  March 31,                March 31,         1987 through
                           ----------------------    ----------------------    March 31,
                              2003         2002         2003         2002         2003
                           ----------   ----------   ----------   ----------   ----------
REVENUES                   $        -   $        -   $        -   $        -   $        -

OPERATING EXPENSES              4,939        5,027        7,925        6,370      (64,832)
                           ----------   ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS           (4,939)      (5,027)      (7,925)      (6,370)     (64,832)
                           ----------   ----------   ----------   ----------   ----------
OTHER EXPENSES

  Interest expense             (1,133)           -       (1,133)           -       (1,133)
                           ----------   ----------   ----------   ----------   ----------
    Total Other Expenses        1,133            -        1,133            -        1,133
                           ----------   ----------   ----------   ----------   ----------

NET LOSS                   $   (6,072)  $   (5,027)  $   (9,058)  $   (6,370)     (65,965)
                           ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                           $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                           ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    17,658,750   17,408,750   17,658,750   17,408,750
                           ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.




                          NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
           From Inception on September 14, 1987 through March 31, 2003

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




                          NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on September 14, 1987 through March 31, 2003

                                                                               Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2000                               17,408,750    $   17,409    $   18,311     $ (40,670)

Net loss for the year ended
September 30, 2001                          -             -             -        (7,097)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2001                               17,408,750        17,409        18,311       (47,767)

Common stock issued for
cash on October 2, 2001
at $0.001 per share                   250,000           250             -             -

Net loss for the year
ended September 30, 2002                    -             -             -        (9,140)
                                   ----------    ----------    ----------    ----------

Balance September 30,
2002                               17,658,750        17,659        18,311       (56,907)

Net loss for the six
months ended March 31,
2003 (Unaudited)                            -             -             -        (9,058)
                                   ----------    ----------    ----------    ----------
Balance March 31,
2003 (Unaudited)                   17,658,750    $   17,659    $   18,311    $  (65,965)
                                   ==========    ==========    ==========    ==========


  The accompanying notes are an integral part of these financial statements.




                          NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                         From
                                                                   Inception of the
                                                                   Development Stage
                                        For the Six Months Ended    on September 14,
                                                March 31,            1987 Through
                                         ------------------------      March 31,
                                            2003          2002           2003
                                         ----------    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                      $   (9,058)   $   (6,370)   $  (65,965)
  Adjustments to reconcile net
   loss to net cash (used) by
    operating activities:
  Stock issued for services                       -             -        30,450
  Changes in assets and
   liabilities:
  Increase in
   accounts payable                           4,138         5,027         4,584

  Increase in payable to
    related party                             3,787         1,343        24,528

  Increase in accrued interest                1,133             -         1,133
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -             -        (5,270)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                       -             -         5,520
                                         ----------    ----------    ----------
  Net Cash Provided by
   Financing Activities                           -             -         5,520
                                         ----------    ----------    ----------
NET INCREASE (DECREASE)IN CASH                    -             -           250
                                         ----------    ----------    ----------
CASH AT BEGINNING OF PERIOD                     250             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $      250    $        -    $      250
                                         ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.




                          NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                       Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                       From
                                                For the             Inception on
                                            Six Months Ended        September 14,
                                                March 31,           1987 Through
                                         ------------------------     March 31,
                                            2003          2002          2003
                                         ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -


NON CASH FINANCING ACTIVITIES

Common stock issued for services         $        -    $        -    $   30,450


   The accompanying notes are an integral part of these financial statements.




                          NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     March 31, 2003 and September 30, 2002


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

    We are considered a development stage company and presently have only nominal assets and capital and no significant operations or income. The costs and expenses associated with the preparation and filing of our registration statement in 1999 and subsequent quarterly and annual reports have been paid for by a shareholder. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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


Item 3.     Controls and Procedures.

    Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

    Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                               PART II

Item 1.        Legal Proceedings

    There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.


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

    (b)    Reports on Form 8-K

           No report on Form 8-K was filed by the Company during the three month period ended March 31, 2003.




                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NANOSCIENCE  TECHNOLOGIES,  INC.



Date: May 15, 2003                    By:  /S/ J. ROCKWELL SMITH
                                         J. Rockwell Smith
                                         President, C.E.O. and Director




Date: May 15, 2003                    By: /S/ JIM RUZICKA
                                         Jim Ruzicka
                                         Secretary/Treasurer, and Director
                                         (Principal Accounting Officer)





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


Date: May 15, 2003


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



Date: May 15, 2003


/s/ JIM RUZICKA

Jim Ruzicka
Principal Accounting Officer