Form 10QSB
period 2003-06-30
NANOSCIENCE TECHNOLOGIES INC
filed 2003-08-14
CIK 1086417

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 2003

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

             Class                 Outstanding as of June 30, 2003

 Common Stock, $.001 par value                17,658,750

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS

Heading                                                                 Page

                        PART  I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                              3

    Balance Sheets June 30, 2003 (unaudited) and September 30, 2002          4

    Statements of Operations - three and nine months ended June 30, 2003 and 2002 and the period from inception on September 14, 1987
        to June 30, 2003 (unaudited)                                         6

    Statements in Changes in Stockholders' Equity (Deficit) - for the
     period September 14, 1987 to June 30, 2003 (unaudited)                  7

    Statements of Cash Flows - nine months ended June 30, 2003 and 2002 and the period from inception on September 14, 1987 to June 30,
     2003 (unaudited)                                                        9

    Notes to Financial Statements                                           11

Item 2.    Management's Discussion and Analysis and Results of Operations   12

Item 3.    Controls and Procedures                                          13


    PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                               13

Item 2.    Changes in Securities and Use of Proceeds                        13

Item 3.    Defaults Upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote of Securities Holders            14

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 14

    Signatures                                                              14

                                    PART I

Item 1.        Financial Statements

    The accompanying balance sheet of Nanoscience Technologies, Inc. at June 30, 2003, related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and nine months ended June 30, 2003 and 2002 and the period September 14, 1987 (date of inception) to June 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2003.


                             NANOSCIENCE TECHNOLOGIES, INC.
                             (A Development Stage Company)

                                 FINANCIAL STATEMENTS

                         June 30, 2003 and September 30, 2002

                            NANOSCIENCE TECHNOLOGIES, INC.
                            (A Development Stage Company)
                                   Balance Sheets

                                      ASSETS
                                      ------

                                                      June 30,     September 30,
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

                             NANOSCIENCE TECHNOLOGIES, INC.
                             (A Development Stage Company)
                               Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------

                                                      June 30,     September 30,
                                                        2003           2002
                                                     ----------     ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    2,288     $      446
  Payable - related party                                29,566         20,741
                                                     ----------     ----------
   Total Current Liabilities                             31,854         21,187
                                                     ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: $0.001 par value;
  100,000,000 shares authorized
  17,658,750 shares issued and outstanding               17,659         17,659
  Additional paid-in capital                             18,311         18,311
  Deficit accumulated during the development stage      (67,574)       (56,907)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficit)                (31,604)       (20,937)
                                                     ----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      250     $      250
                                                     ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                            NANOSCIENCE TECHNOLOGIES, INC.
                            (A Development Stage Company)
                              Statements of Operations
                                   (Unaudited)

                                                                                From
                                 For the                     For         Inception of the
                               Three Months              Nine Months    Development Stage
                                  Ended                     Ended        on September 14,
                                 June 30,                  June 30,         1987 Through
                          -----------------------   -----------------------    June 30,
                             2003         2002         2003         2002         2003
                          ----------   ----------   ----------   ----------   ----------
REVENUES                  $        -   $        -   $        -   $        -   $        -

EXPENSES                         992          764        8,917        7,134      (65,824)
                          ----------   ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS            (992)        (764)      (8,917)      (7,134)     (65,824)
                          ----------   ----------   ----------   ----------   ----------

OTHER EXPENSES

   Interest expense             (617)           -       (1,750)           -       (1,750)
                          ----------   ----------   ----------   ----------   ----------

      Total Other Expenses      (617)           -       (1,750)           -       (1,750)
                          ----------   ----------   ----------   ----------   ----------
NET LOSS                  $   (1,609)  $     (764)  $  (10,667)  $   (7,134)  $  (67,574)
                          ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING   17,658,750   17,408,750   17,658,750   17,408,750
                          ==========   ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.

                              NANOSCIENCE TECHNOLOGIES, INC.
                              (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)
                 From Inception on September 14, 1987 through June 30, 2003

                                         Common Stock         Additional
                                   ------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                   ----------    ----------    ----------    ----------
Balance at inception of the
development stage on
September 14, 1987                          -    $        -    $        -    $        -

Common stock issued to
directors, for services , on
September 17, 1987 at
$0.008 per share                    3,750,000         3,750        26,250             -

Common stock issued for
cash on September 17, 1987
at $0.008 per share                    27,500            28           192             -

Common stock issued for
cash on January 12, 1988
at $0.008 per share                     6,250             6            44             -

Common stock issued to
a director, for cash, on
October 10, 1997 at $0.0004
per share                          12,500,000        12,500        (7,500)            -

Common stock issued to
directors, for services, on
November 12, 1997 at $0.0004
per share                           1,125,000         1,125          (675)            -

Net loss for the period from
inception on September 14, 1987
to September 30, 1999                       -             -             -       (37,470)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
1999                               17,408,750        17,409        18,311       (37,470)

Net Loss for the year ended
September 30, 2000                          -             -             -        (3,200)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2000                               17,408,750    $   17,409    $   18,311    $  (40,670)
                                   ----------    ----------    ----------    ----------



   The accompanying notes are an integral part of these financial statements.

                             NANOSCIENCE TECHNOLOGIES, INC.
                             (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit) (Continued)
               From Inception on September 14, 1987 through June 30, 2003

                                         Common Stock         Additional
                                   ------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2000                               17,408,750    $   17,409    $   18,311     $ (40,670)

Net loss for the year ended
September 30, 2001                          -             -             -        (7,097)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2001                               17,408,750        17,409        18,311       (47,767)

Common stock issued for
cash on October 2, 2001
at $0.001 per share                   250,000           250             -             -

Net loss for the year
ended September 30, 2002                    -             -             -        (9,140)
                                   ----------    ----------    ----------    ----------

Balance September 30,
2002                               17,658,750        17,659        18,311       (56,907)

Net loss for the nine
months ended June 30,
2003 (Unaudited)                            -             -             -       (10,667)
                                   ----------    ----------    ----------    ----------
Balance June 30,
2003 (Unaudited)                   17,658,750    $   17,659    $   18,311    $  (67,574)
                                   ==========    ==========    ==========    ==========



  The accompanying notes are an integral part of these financial statements.

                              NANOSCIENCE TECHNOLOGIES, INC.
                              (A Development Stage Company)
                                Statements of Cash Flows
                                     (Unaudited)

                                                                        From
                                                                    Inception of the
                                                                    Development Stage
                                         For the Nine Months ended  on September 14,
                                                 June 30,            1987 Through
                                         ------------------------      June 30,
                                            2003          2002          2003
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income loss                        $  (10,667)   $   (7,134)   $  (67,574)
  Adjustments to reconcile net
   loss to net cash used by
    operating activities:
  Stock issued for services                       -             -        30,450
  Changes in assets and
   liabilities:
  Increase (decrease) in accounts
   payable                                    1,842        (1,321)        2,288
  Increase in payable-related
   party                                      8,825         8,455        29,566
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -             -        (5,270)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                       -             -         5,520
                                         ----------    ----------    ----------
  Net Cash Provided by
   Financing Activities                           -             -         5,520
                                         ----------    ----------    ----------
NET INCREASE IN CASH                              -             -           250

CASH AT BEGINNING OF PERIOD                     250             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $      250    $        -    $      250
                                         ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                            NANOSCIENCE TECHNOLOGIES, INC.
                            (A Development Stage Company)
                         Statements of Cash Flows (continued)
                                    (Unaudited)

                                                                       From
                                                                    Inception of the
                                                                    Development Stage
                                         For the Nine Months ended  on September 14,
                                                 June 30,            1987 Through
                                         ------------------------      June 30,
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

                             NANOSCIENCE TECHNOLOGIES, INC.
                             (A Development Stage Company)
                           Notes to the Financial Statements
                          June 30, 2003 and September 30, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

Item 6.        Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

           Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

           Exhibit 32.1  Certification of C.E.O. Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)    Reports on Form 8-K

           No report on Form 8-K was filed by the Company during the three month period ended June 30, 2003.



                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NANOSCIENCE  TECHNOLOGIES,  INC.


Date: August 14, 2003                By:  /S/ J. ROCKWELL SMITH
                                         J. Rockwell Smith
                                         President, C.E.O. and Director


Date: August 14, 2003                 By: /S/ JIM RUZICKA
                                         Jim Ruzicka
                                         Secretary/Treasurer, and Director
                                         (Principal Accounting Officer)