Form 10KSB
period 2003-09-30
NANOSCIENCE TECHNOLOGIES INC
filed 2004-01-28
CIK 1086417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26067

                         NANOSCIENCE TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                           87-0571300
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                 300 Park Avenue, Suite 1712, New York, NY 10022
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (212) 557-4005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding as of January 23, 2004
Common Stock, $.001 par value                             10,846,946

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]      No [X]


                         NANOSCIENCE TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business........................................................       3

Item 2.       Description of Property........................................................       7

Item 3.       Legal Proceedings..............................................................       7

Item 4.       Submission of Matter to a Vote of Security Holders.............................       7

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......................       7

Item 6.       Management's Discussion and Analysis or Plan of Operation......................       9

Item 7.       Financial Statements...........................................................      12

Item 8.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure........................................................      27

Item 8A.      Controls and Procedures........................................................      27

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control persons;
                 Compliance with Section 16(a) of the Exchange Act...........................      27

Item 10.      Executive Compensation.........................................................      28

Item 11.      Security Ownership of Certain Beneficial Owners and Management.................      29

Item 12.      Certain Relationships and Related Transactions.................................      30

Item 13.      Exhibits and Reports on Form 8-K...............................................      30

Item 14.      Principal Accountants Fees and Services........................................      31

              Signatures.....................................................................      32

                                     PART I

Item 1.       Description of Business

Forward-Looking and Cautionary Statements

         This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

         o our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
         o   to meet our cash and working capital needs;
         o   our ability to maintain our corporate existence as a viable entity;
             and
         o   other risks detailed in our periodic report filings with the SEC.

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

History

         Nanoscience Technologies, Inc. was incorporated in Idaho on September 14, 1987. In July 2001, we formed a new Nevada corporation for the purpose of changing our corporate domicile from Idaho to Nevada. On November 8, 2001, we implemented the change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada corporations. Also in November 2001, we changed our authorized capitalization to 100,000,000 shares of Common Stock, par value $.001 per share. On November 16, 2001, we effected a forward split of our outstanding shares of common stock on a 12.5 shares for 1 share basis. In May 2002, we changed our corporate name from Eagles Nest Mining Company to Nanoscience Technologies, Inc.

         We are considered a development stage company and, for several years, were inactive other than searching for an operating business or business opportunity with the intent to acquire or merge with such business. On September 12, 2003, we finalized an Amended and Restated Research and License Agreement (the "License Agreement") with New York University ("NYU"), that was further amended on November 11, 2003. Under the terms of the License Agreement, NYU granted to us a license to certain pre-existing inventions and certain intellectual property to be generated by a designated research project being conducted at NYU relating to DNA Nanotechnology.

         As compensation to NYU for work to be performed on its research projects, we agreed to provide to NYU funding in the aggregate amount of $1,657,690 in installments commencing on September 15, 2003 through, May 1, 2007, and additional fees and expenses. The License Agreement further provides that NYU grants to us an exclusive worldwide license to develop, manufacture, use, lease or sell any licensed products and/or processes related to the research project, together with the right to grant sublicenses. We in turn will pay to NYU a royalty fee of a varying amount from sales of products and for sublicenses.

         In connection with the License Agreement, we also entered into an Amended and Restated Stock Purchase Agreement ("Stock Purchase Agreement") whereby in further consideration for entering into the License Agreement, we issued 4,812,377 shares of our common stock to NYU.

         Further, on September 18, 2003, we sold an aggregate of 1,222,192 shares of our authorized but previously unissued common stock in a private placement to four accredited investors (305,548 shares each) for the aggregate purchase price of $400,000. We used the funds to make the initial $300,000 payment to NYU under the License Agreement, the payment of various expenses and fees related to finalization and execution of the License Agreement, professional fees, and for working capital.

Business

         We have a limited operating history and no representation is made, nor is any intended, that we will be able to carry on our future business activities successfully. As a result of the License Agreement with NYU, we have become engaged in the development and commercialization of the inventions and intellectual property to be generated by the research project being conducted at NYU relating to DNA Nanotechnology. Structural DNA Nanotechnology seeks to exploit the architectural properties of DNA with the ultimate goal of organizing matter in three dimensions. Pharmaceutical development, nano-electronics and the creation of new materials are among the potential applications of this research.

         Background of Technology

         Nanotechnology is the science of performing functions on the scale of atoms and molecules. The term is derived from the word "nanometer", which is one billionth of a meter. To give a clearer picture of these dimensions, there are more than 100,000 nanometers in the width of a single human hair. At the lower end of the nano scale quantum physics serves a vital role, as properties of traditional materials may change, and the behavior of surfaces starts to dominate the behavior of bulk materials, opening up whole new realms of scientific possibilities.

         The science of nanotechnology involves making components smaller, faster and /or stronger, often resulting in something that completely new or with additional properties, or developing nano machines that can lead to new manufacturing paradigms. All of these things can be achieved by controlling the structure of matter at much finer length scales than previously possible. Applications of this technology are already a part of our daily lives in products such as:

         *   Stain resistant clothing
         *   More durable tennis balls
         *   Improved sunscreens and paints

         Management believes that nanotechnology will affect almost every aspect of our lives, from the medicines we use, to the power of our computers, the energy supplies we require, the food we eat, the cars we drive, the buildings we live in and the clothes we wear.

         Nanotechnology research at NYU has focused on the formation and specific and individualized structure of DNA molecules. DNA is regarded as a building block of life, a common component present in every living organism. Most people are familiar with its role in genetics and heredity. DNA's design is ordinarily that of an elegant spiral staircase with two outer rails connected by regularly spaced steps. Two strands, each a chain formed by linking the four basic units of DNA in a particular sequence, wind around each other to create this helical arrangement. The sequence of basic units along each chain provides a unique code - one that can be used to determine how groups of strands will assemble. Billions of such assemblies can occur simultaneously in a single test tube.

         DNA's size (less than 2 nanometers across), its strength, ability to self-assemble, and its simple, predictable design and interactions make it an ideal molecular building material for construction on a nano scale, and represents the core of NYU's efforts.

         Potential Commercial Applications

         Crystal design and construction for use in the development of structure-based drugs are expected to be among the first commercial applications for DNA nanotechnology. There has been considerable research and development by pharmaceutical and biotechnology industries into research to determine the molecular structures of proteins and other substances present in the body so as to either mimic their functions or interfere with them. Understanding a molecule's structure and behavior could have important implications in the design of new, more potent therapeutics. As an example, in 1990, discovery of the three-dimensional structure of the HIV protease enzyme soon led to the development of a series of potent protease inhibitors, representing a revolutionary new weapon in the war against AIDS.

         One of the most difficult challenges in science is to persuade biological molecules--which tend to be irregularly shaped and floppy--to line up neatly and stiffly in a crystalline array so that their structures can be elucidated. DNA nanotechnology could provide a solution. The concept is to order a subject molecule, in this case a particular drug target, within box-like DNA structures, and then to connect the boxes to form crystals. Once crystals are formed, the DNA structures will act as the host of a host-guest lattice. Both host and guest are expected to be ordered sufficiently well to elucidate the structures of the guest molecules, providing new opportunities in the discovery, development and commercialization of a new, unique class of nano-based biopharmaceuticals.

         In contrast to other molecules on their size scale, for example proteins, associations between specific DNA molecules can be programmed through complementarity. Sticky ends provide predictable affinity and the relative orientations of the associating molecules are known with great precision. DNA molecules can be manipulated by commercially available enzymes and DNA contains an extremely readable code that may ultimately be used to position and orient scaffolded molecules. The ability to build stick figure crystalline cages on the nanometer scale could be used to orient other molecules as guests inside those cages, thereby rendering their structures amenable to diffraction analysis. The similar type of crystalline array could be used to position and orient components of molecular-electronic devices with nanometer-scale precision.

         Other Applications

         Nanoelectronics offers potential applications that may reduce the size of electronic components to a size of less than 100 nanometers. Today's smallest transistors measure approximately 350 nanometers across, and current lithographic technology is quickly approaching its limits for further reducing the size of electronic components. Nanotechnology is expected to make it possible to build computers in which molecules serve as diodes, wires and transistors. Devices could emerge that use very little power, yet are millions to billions times more powerful than today's Pentium(TM) chips.

         There are several significant milestones that must be achieved towards the objective of establishing nanoelectronics as a viable commercial alternative to today's existing technologies:

         * Connectibility - The organization of various components into circuits arranged conveniently on the nanometer scale
         *   Mass Production - of nano circuits and related components.

         Representing a scientific and commercial solution to both problems, DNA structures would act as scaffolding to direct the assembly of molecular wires. 2-D organization and patterns have already been demonstrated. Current research is focused on extending these successful 2-D assemblies to 3-D. A 3-D network represents an extremely compact system, multiplies the potential storage capacity about 10,000 times and allows an enormous density of information. An array of one bit elements in 1 cubic centimeter would contain 4 million gigabytes of information, enough to encrypt each of the 10 million books ever written by a factor of 3000 times.

         Nanorobotics represents the ability to control mechanical action on the nanometer length scale. Several DNA-based devices have already been devised that are capable of achieving this goal. The control of structure on the nanometer scale will lead to nanorobotics, which, in turn, will produce nano-scale manufacturing, nano-scale assembly and the ability to produce action on a biologically-relevant length scale within living cells.

Patents

         Dr. Nadrian Seeman has been granted five U.S. patents for his work in DNA nanotechnology, with three additional patents applied for and currently pending. Furthermore, it is expected that two more patent applications will be filed during 2004. Under the our license agreement with NYU, we have the exclusive worldwide license to develop commercially and/or license products and/or processes related to the patents. Professor Seeman first conceived the idea for using DNA as a structural element in the fall of 1980 while a member of the faculty at SUNY Albany and published the first design for such a molecule in 1981. Dr. Seeman brought this project to NYU in 1988. The following year he constructed the first geometrical DNA object and in 1991 the first 3-D DNA object, a cube.

Patents Awarded and Pending-DNA Nanotechnology:

         * US Patent 5,278,051 -"SOLID SUPPORT METHODOLOGY FOR CONSTRUCTION OF GEOMETRICAL OBJECTS FROM DNA"

         * US Patent 5,386,020 -MULTIPLY CONNECTED THREE-DIMENSIONAL NUCLEIC ACID STRUCTURES.

         * US Patent 5,468,851 -SOLID SUPPORT METHODOLOGY FOR CONSTRUCTION OF GEOMETRICAL OBJECTS FROM DNA.

         * US Patent 6,072,044 -NANOCONSTRUCTIONS OF GEOMETRICAL OBJECTS AND ANTIPARALLEL NUCLEIC ACID DOUBLE CROSSOVER MOLECULES.

         * US Patent - 6,255,469 - PERIODIC TWO AND THREE DIMENSIONAL NUCLEIC ACID STRUCTURES.

         *   Application   No.    60/358,365    (Pending)  - POLYNUCLEIC   ACID
             NANOMECHANICAL DEVICE CONTROLLED BY HYBRIDIZATION TOPOLOGY.

         *   Application No. 60/473,915 - NUCLEIC ACID NYLON LADDER COPOLYMERS

         * Application No. not yet assigned - A SEQUENCE SPECIFIC BIPEDAL DNA MOTOR

Employees

         As of the date hereof, we do not have any full-time employees and have no plans for retaining employees until such time as our business warrants the expense, or until technology developed pursuant to our License Agreement becomes commercially feasible. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

         We currently use as our principal place of business the business offices of our President located in New York City. Although we have no written agreement and pay no rent for the use of this facility, it is contemplated that at such future time as business warrants, we will secure commercial office spaces. However, we have no current plans to secure such commercial office space.

Industry Segments

         No information is presented regarding industry segments. We are presently a research company that will market and/or license products and technology developed under the License Agreement with NYU. Please refer to the statements of operations included herein in response to Item 7 of this Form 10-KSB for a report of our operating history for the past two fiscal years.

Item 2.       Description of Property

         We do not own any material property.

Item 3.       Legal Proceedings

         We are not a party to any material pending legal proceedings and, to best of our knowledge, no such action by or against us, has been threatened.

Item 4.       Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of our security holders during the year ended September 30, 2003.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

         Our common stock has been accepted for trading on the OTC Bulletin Board under the trading symbol "NANS." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. There has not been an active trading market for our common stock nor has there been significant trading in the public market in recent years. We have made no proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. Because there has not been a regular, active trading market in our shares, no trading history is presented herein.

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

         As of January 23, 2004 there were approximately 45 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of January 23, 2004 we had 10,846,946 shares of common stock issued and outstanding. Of the total outstanding shares, 1,915,344 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 1,915,344 shares, we have not identified any shares as being held by affiliates. A total of 8,931,602 shares are considered restricted securities.

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

Recent Issuance of Securities

         In connection with the License Agreement and Stock Purchase Agreement, we issued in October 2003 a total of 4,812,377 shares of our common stock to NYU in further consideration for entering into the License Agreement. This issuance was made in an isolated, private transaction to a single accredited investor in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933.

         In September 2003, we sold an aggregate of 1,222,192 shares of our authorized but previously unissued common stock in a private placement to four accredited investors (305,548 shares each) for the aggregate purchase price of $400,000. We used the funds to make the initial $300,000 payment to NYU under the License Agreement, the payment of various expenses and fees related to finalization and execution of the License Agreement, professional fees, and for working capital. The sale of securities was made in an isolated, private transaction to four accredited investors only and in reliance upon the exemption from registration provided by Section 4(6) of the Securities Act.

         On October 2, 2001, we issued 250,000 shares of our common stock to one person for cash consideration of $250, or $0.001 per share. The funds realized are to be used for general corporate operating expenses. The issuance was made pursuant to a private, isolated transaction in reliance upon the exemption from the registration provided by Section 4(2) of the Securities Act of 1933.

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

Results of Operations

         We incurred a loss from operations of $429,380 for the year ended September 30, 2003 compared to a loss of $9,140 for the year ended September 30, 2002. The increase was due our decision to enter into the licensing and development of Nanotechnology. Included in the loss for 2003 was $300,000 in cash paid to NYU for research and development of Nanotechnology. The loss also includes $96,248 for the value of the 4,812,377 shares issued to NYU.

         We used cash of $309,976 during the year ended September 30, 2003 compared to $10,694 in 2002. The increase was primarily due to the $300,000 payment to NYU for research and development services.

Liquidity and Capital Resources

         We had cash on hand of $80,738 as of September 30, 2003 compared to $250 as of September 30, 2002. The increase was due to the issuance of 1,222,192 shares of common stock for $400,000 offset by the cash used in operations of $309,976. We also paid $19,162 in legal fees to obtain patents on our technology. Our cash exceeded our liabilities by $57,426 at September 30, 2003. We have the obligation to pay $315,000 to NYU on May 1, 2004. We intend to raise the needed funds from the sale of our shares of our common stock. There is no assurance that the funds will be available or that even if they are available that the terms will be acceptable to us.

Plan of Operation

         In September we entered into a License Agreement with NYU whereby NYU granted to us a license to certain pre-existing inventions and certain intellectual property to be generated by a designated research project being conducted at NYU relating to DNA Nanotechnology. The License Agreement further provides that NYU grants to us an exclusive worldwide license to develop, manufacture, use, lease or sell any licensed products and/or processes related to the research project, together with the right to grant sublicenses. We in turn will pay to NYU a royalty fee of a varying amount from sales of products and for sublicenses.

         We intend to re-license the technology we acquired from NYU and to license any newly developed technology to companies which have the financial resources to economically market the related products to the public. We do not intend to market the products ourselves. We expect that the licensees will pay us royalties as a percentage of their sales of any products which use our technology.

Net Operating Loss

         We have accumulated approximately $1,584,000 of net operating loss carryforwards as of September 30, 2003, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2023. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2003 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

New Accounting Pronouncements

         On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our financial statements, when it becomes effective, will not be significant.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe the adoption of SFAS 144 will not have a significant effect on our financial statements.

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

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it in January 2004.

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions-An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 is an industry specific standard and is not applicable to us; therefore, it will not have an impact on our results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the interim financial reporting for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our results of operations or financial position.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

Item 7.       Financial Statements

         Our financial statements, as of and for the fiscal years ended September 30, 2003 and 2002, have been examined to the extent indicated in its report by H J & Associates, LLC, independent certified accountant, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2003

                                 C O N T E N T S


Independent Auditors' Report ............................................... 15

Balance Sheet............................................................... 16

Statements of Operations ................................................... 17

Statements of Stockholders' Equity  ........................................ 18

Statements of Cash Flows ................................................... 20

Notes to the Financial Statements .......................................... 21

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Nanoscience Technologies, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of Nanoscience Technologies, Inc. (a development stage company), as of September 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002 and from inception of the development stage on September 14, 1987 through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanoscience Technologies, Inc. (a development stage company) as of September 30, 2003 and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 and from inception of the development stage on September 14, 1987 through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
--------------------------
HJ & Associates, LLC
Salt Lake City, Utah
January 12, 2004

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                    ASSETS

                                                                September 30,
                                                                    2003
                                                                -------------
CURRENT ASSETS

   Cash                                                          $  80,738
                                                                 ---------

   Total Current Assets                                             80,738
                                                                 ---------


OTHER ASSETS

   Patents                                                          19,162
                                                                 ---------

   Total Other Assets                                               19,162
                                                                 ---------

   TOTAL ASSETS                                                  $  99,900
                                                                 =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                              $  23,312
                                                                 ---------

     Total Current Liabilities                                      23,312
                                                                 ---------

     Total Liabilities                                              23,312
                                                                 ---------


     STOCKHOLDERS' EQUITY

   Common stock: $0.001; authorized 100,000,000
    shares; 23,693,319 shares issued and outstanding                23,693
   Additional paid-in capital
                                                                   539,182
   Deficit accumulated during the development stage               (486,287)
                                                                 ---------

     Total Stockholders' Equity                                     76,588
                                                                 ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  99,900
                                                                 =========

                  The accompanying notes are an integral part
                         of these financial statements.



                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                        From
                                                                   Inception of the
                                                                      Development
                                                                      Stage on
                                                                    September 14,
                                       For the Years Ended          1987 Through
                                          September 30,             September 30,
                                        2002          2003              2003
                                   ----------------------------    ------------

REVENUES                           $       --      $       --      $       --

EXPENSES

General and administrative               33,132           9,140          90,039
Research and development                300,000            --           300,000
    Licensing fees                       96,248            --            96,248
                                   ------------    ------------    ------------

                  TOTAL EXPENSES        429,380           9,140         486,287
                                   ------------    ------------    ------------


NET LOSS                           $   (429,380)   $     (9,140)   $   (486,287)
                                   ============    ============    ============


BASIC LOSS PER SHARE               $      (0.02)   $      (0.00)
                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   17,857,147      17,657,380
                                   ============    ============

                  The accompanying notes are an integral part
                         of these financial statements.


                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                          Deficit
                                                                        Accumulated
                                     Common Stock         Additional    During the
                                -----------------------    Paid-in      Development
                                 Shares        Amount      Capital         Stage
                                ----------   ----------   ----------    ----------
Balance from inception of
   the development stage
   at September 14, 1987              --     $     --     $     --      $     --

Common stock issued to
   directors for services
   on September 17, 1987
   at $0.008 per share           3,750,000        3,750       26,250          --

Common stock issued for
   cash on September 17,
   1987 at $0.008 per share         27,500           28          192          --

Common stock issued for
   cash on January 12, 1988
   at $0.008 per share               6,250            6           44          --

Common stock issued to a
   director for cash on
   October 10, 1997 at
   $0.0004 per share            12,500,000       12,500       (7,500)         --

Common stock issued to
   directors for services on
   November 12, 1997 at
   $0.0004 per share             1,125,000        1,125         (675)         --

Net loss for the period from
   inception on September 14,
   1987 through September
   30, 1999                           --           --           --         (37,740)
                                ----------   ----------   ----------    ----------

Balance, September 30, 1999     17,408,750       17,409       18,311       (37,470)

Net loss for the year ended
September 30, 2000                    --           --           --          (3,200)
                                ----------   ----------   ----------    ----------


Balance, September 30, 2000     17,408,750   $   17,409   $   18,311    $  (40,670)
                                ----------   ----------   ----------    ----------

                  The accompanying notes are an integral part
                         of these financial statements.


                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                          Deficit
                                                                        Accumulated
                                     Common Stock         Additional    During the
                                -----------------------    Paid-in      Development
                                 Shares        Amount      Capital         Stage
                                ----------   ----------   ----------    ----------

Balance, September 30, 2000      17,408,750   $   17,409   $   18,311   $  (40,670)

Net loss for the year ended
September 30, 2001                     --           --           --         (7,097)
                                 ----------   ----------   ----------   ----------
Balance, September 30, 2001      17,408,750       17,409       18,311      (47,767)

Common stock issued for cash
   on October 2, 2001 at $0.01
   per share                        250,000          250         --           --

Net loss for the year ended
September 30, 2002                     --           --           --         (9,140)
                                 ----------   ----------   ----------   ----------
Balance, September 30, 2002      17,658,750       17,659       18,311      (56,907)

Common stock issued for
  cash at $0.33 per share
  on September 18, 2003           1,222,192        1,222      398,778         --


Common shares issued for
  licensing fees at $0.02 per
  share on September 18, 2003     4,812,377        4,812       91,436         --


Forgiveness of debt by a
  related party                        --           --         30,367         --


Contributed services                   --           --            290         --

Net loss for the year ended
  September 30, 2003                   --           --           --       (429,380)
                                 ----------   ----------   ----------   ----------
Balance, September 30, 2003      23,693,319   $   23,693   $  539,182   $ (486,287)
                                 ==========   ==========   ==========   ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                                      From
                                                                                 Inception of the
                                                                                    Development
                                                                                    Stage on
                                                                                  September 14,
                                                         For the Years Ended      1987 Through
                                                            September 30,         September 30,
                                                          2002          2003              2003
                                                     --------------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(429,380)   $  (9,140)   $(486,287)

   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Common stock issued for services and fees             96,248         --        126,698

     Contributed services                                     290         --            290
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable               22,866       (1,554)      23,312
                                                        ---------    ---------    ---------

       Net Cash Used by Operating Activities             (309,976)     (10,694)    (335,987)
                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for patents                                  (19,162)        --        (19,162)
                                                        ---------    ---------    ---------

       Net Cash Used by Investing Activities              (19,162)        --        (19,162)
                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in accounts payable - related                   9,626       10,694       30,367
   Common stock issued for cash                           400,000          250      405,520
                                                        ---------    ---------    ---------

     Net Cash Provided by Financing Activities            409,626       10,944      435,887
                                                        ---------    ---------    ---------
CHANGE IN CASH                                             80,488          250       80,738

CASH AT BEGINNING OF PERIOD                                   250         --           --
                                                        ---------    ---------    ---------

CASH AT END OF PERIOD                                   $  80,738    $     250    $  80,738
                                                        =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

Cash paid during the year for:
   Interest                                             $    --      $    --      $    --
   Income taxes                                         $    --      $    --      $    --
NON-CASH FINANCING AND INVESTING ACTIVITIES:

   Forgiveness of debt by related party
                                                        $  30,367    $    --      $  30,367
   Common stock issued for mining claims                $    --      $    --      $   7,500
Common stock issued for services and fees               $  96,248    $    --      $ 126,698

                  The accompanying notes are an integral part
                         of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2003 and 2002

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.   Business and Organization

              Nanoscience Technologies, Inc. (The Company) was organized on September 14, 1987, under the laws of the State of Idaho, under the name Eagle's Nest Mining Company. As set forth in its Articles of Incorporation, the Company was created to engage in the business of acquiring and developing mining claims and prospecting, developing, processing and marketing all types of mineral resources. However, from the time of its inception the Company has not engaged in any material business operations. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company.

              On July 31, 2001, the Company formed a corporation in Nevada with the intent to move its domicile to Nevada. On November 8, 2001, the Company implemented its change of domicile and became a Nevada Corporation. As a result, the Idaho corporation was dissolved.

              On October 12, 2001, the Company elected to change the authorized capitalization from 10,000 shares of no par value common stock to 100,000,000 shares of $0.001 par value common stock. All share and per share values within these financial statements have been adjusted to reflect this change.

              On November 5, 2001, the Company approved a 12.5 for 1 forward stock split. All share and per share values within these financial statements have been adjusted to reflect this change.

              On May 23, 2002 the Company changed its name from Eagles Nest Mining Company to Nanoscience Technologies, Inc.

              b.   Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

              c.   Cash and Cash Equivalents

              For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

              d.   Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2003 and 2002

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              e.   Revenue Recognition

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

              f.  Basic Loss Per Share

              The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.
                                                 For the Years Ended
                                                    September 30,
                                           --------------- ------------
                                                2003            2002
                                           ------------    ------------

Loss (numerator)                           $   (429,380)   $     (9,140)
   Shares (denominator)                      17,857,147      17,658,380
                                           ------------    ------------

Per share amount                           $      (0.02)   $      (0.00)
                                           ============    ============

              g.   Income Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net deferred tax assets consist of the following components as of September 30, 2003 and 2002:

                                          2003         2002
                                       ---------    ---------
Deferred tax assets:
     NOL Carryover                     $ 617,800    $ 471,300

Deferred tax liabilities                    --           --

Valuation allowance                     (617,800)    (471,300)
                                       ---------    ---------

Net deferred tax asset                 $    --      $    --
                                       =========    =========

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2003 and 2002


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g. Income Taxes (continued)

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2003 and 2002 due to the following:

                                                      2003         2002
                                                   ---------    ---------

              Book Income                          $(271,200)   $  (3,564)
              Stock for Services/Options Expense     137,740
              Valuation allowance                    133,460        3,564
                                                   ---------    ---------

                                                   $    --      $    --
                                                   =========    =========

              At September 30, 2003, the Company had net operating loss carryforwards of approximately $1,584,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the September 30, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              h.   Patents

              Qualifying patent costs totaling $19,162 have been capitalized at September 30, 2003. The patents which have been granted will be amortized over a period of 10 years. Costs associated with patent applications which are pending or are being developed are not being amortized. Amortization expense for the years ended September 30, 2003 and 2002 was $-0- and $-0-.

              The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS No. 142, "Goodwill and Other Intangible Assets." Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2003 and 2002

NOTE 2-       GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $486,287 at September 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3-       COMMON STOCK

              On September 17, 1987, the Company issued 3,750,00 shares of $0.001 per value common stock to directors of the Company, for services, at $0.008 per share.

              On September 17, 1987, the Company issued 27,500 shares of $0.001 par value common stock, for cash, at $0.008 per share.

              On January 12, 1988, the Company issued 6,250 shares of $0.001 par value common stock, for cash, at $0.008 per share.

              On October 10, 1997, the Company issued 12,500,000 shares of $0.001 par value common stock to directors of the Company, for services, at $0.0004 per share.

              On November 12, 1997, the Company issued 1,125,000 shares of $0.0001 par value common stock to directors of the Company, for services, at $0.0004 per share.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2003 and 2002

NOTE 3-       COMMON STOCK (Continued)

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

              On September 18, 2003, the Company sold 1,222,192 common shares for cash at $0.33 per share, or an aggregate of $400,000.

              Additionally, on September 18, 2003, the Company entered into a Stock Purchase Agreement with New York University (NYU) (see Note
              5) whereby it issued 4,812,377 shares of common stock to NYU as partial consideration for certain licensing rights related to NYU-developed technologies.

NOTE 4-       RELATED PARTY TRANSACTIONS

              On September  17, 1987,  the Company  issued  3,750,000  shares of
              $0.001 par value common stock to Directors of the Company, for services, at $0.0004 per share.

              On October 10, 1997, the Company issued 12,500,000 shares of $0.001 par value common stock to a Director of the Company, for cash, at $0.0004 per share.

              On November  12,  1997,  the Company  issued  1,125,000  shares of
              $0.001 par value common stock to Directors of the Company, for cash, at $0.0004 per share.

              During the year ended September 30, 2003, a related party forgave certain Company debts totaling $30,367. This amount has been recorded as additional paid-in capital in the Company's financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2003 and 2002

NOTE 5 -      LICENSING AGREEMENT

              In September 2003, the Company entered into a Research and License Agreement with New York University (hereafter "NYU"), whereby NYU granted to the Company certain pre-existing inventions and intellectual property to be generated by a designated research project being conducted by NYU relating to DNA technology. As consideration for these inventions and technology, the Company is required to pay NYU a royalty fee relating to sales generated using technology developed by NYU. Additionally, the Company agreed to provide funding for NYU totaling $1,657,690 in installments commencing on September 15, 2003 through May 1, 2007 as follows:

              September 15, 2003                        $   300,000
              May 1, 2004                                   315,000
              May 1, 2005                                   330,750
              May 1, 2006                                   347,288
              May 1, 2007                                   364,652
                                                        -------------

                       Total                            $ 1,657,690
                                                        ===========

              In connection with the Licensing Agreement, the Company also entered into a Stock Purchase Agreement, whereby in further consideration of entering into the License Agreement, the Company issued 4,812,377 shares of the Company's stock to NYU. These shares were valued at $0.02 per share, and were expensed as licensing fees expense.

              As a stipulation of the Agreement, the Company's board of directors authorized the issuance of 6,416,503 shares of common stock to future investors, in order to raise cash to be used as funding payments to NYU. Should the Company issue common stock exceeding the specified 6,416,503 shares, the Company will be required to issue additional shares to NYU, such that NYU will maintain the same ownership percentage as it had at the time the 6,416,503 shares were issued.

              As an additional stipulation of the Agreement, the Company was required to pay $19,162 in cash to NYU, being 50% of all costs and fees incurred by NYU in relation to patents on its technology covered in the Agreement. This amount was capitalized by the Company, and is being amortized over a ten-year period.

NOTE 6- SUBSEQUENT EVENT

              Subsequent to September 30, 2003 certain shareholders entered into an agreement with the Company to cancel 12,846,373 shares of the Company's common stock in order to facilitate the consummation of the Licensing Agreement with New York University (see Note 5), as amended on November 11, 2003. In connection with this transaction, the Company will recognize an expense of $0.02 per cancelled share, for an aggregate expense of $256,927, in the first quarter of its 2004 fiscal year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 8A.      Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Our executive officers and directors are as follows:

         Name                      Age        Position
         ----------------------------------------------
         Edward F. Cowle            47        President, C.E.O. and Director
         J. Rockwell Smith          66        Director
         Jim Ruzicka                60        Secretary / Treasurer and Director
         Steven F. Kessler          55        Chief Operating Officer
----------------------

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

         Our present directors have other full-time employment and will routinely devote only such time to our business that is necessary. It is estimated that each director will devote less than ten hours per month to our activities.

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

         The business experience of each of the persons listed above during the past five years is set forth below:

         Edward F. Cowle was appointed President and a director in August 2003. From 2000 to December 2003, Mr. Cowle served as a director of Laser Technology, Inc., a public company listed on the American Stock Exchange that designs, manufactures and markets of pulse laser measuring instruments and systems. Mr. Cowle has been self employed in financial public relations from 1994 to the present, assisting public companies with financial and investment banking activities. From 1992 to 1994, Mr. Cowle was a Senior Vice President - Investments with Paine Webber in New York City and from 1991 to 1992, he was a Registered Representative with Bear Stearns & Company, also in New York City. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English, American Studies. Mr. Cowle also attended Vermont Law School in South Royalton, Vermont from 1978 to 1979.

         J. Rockwell Smith has been a director since October 1997. From 1977 to 1989, he owned and operated Rocky Smith Construction, a construction company in Park City, Utah that supervised construction projects in the resort community. Since 1990, Mr. Smith has been semi-retired while being active with his private investments and working as a part-time driver for Park City Transportation Company. Mr. Smith studied engineering at Seattle University and the University of Washington.

         Jim Ruzicka has been a director since October 1997. From May 2002 to the present, he has been a consultant and general manager of American Natural Technoloy Sciences, producer of the Mitigator sting and bite treatment. Mr. Ruzicka owned and operated from 1980 to 2001, Budget Lodging, a property management company located in Park City, Utah. From 1963 to 1980, Mr. Ruzicka owned and operated a chain of seven restaurants in Chicago, Illinois. Also, since 1978, he has sold real estate and owned and managed several commercial buildings and apartments. Mr. Ruzicka attended Aurora College in Aurora, Illinois.

         Steven F. Kessler became our Chief Operating Officer in January 2004. Mr. Kessler is a financial consultant with over eighteen years of experience in the investment industry. From 1993 to the present, he has assisted public companies as a financial public relations specialist, during which time he also assisted in the implementation of several initial and secondary financings and private placements. Mr. Kessler was formerly a registered representative at Interstate Securities, Raymond James & Associates and Cralin and Co. Mr. Kessler also held positions within the Controllers Department of Manufacturers Hanover Trust Company and was a staff accountant at Alexander Grant & Company. Mr. Kessler graduated from Brooklyn College of the City University of New York in 1970 with a Bachelors of Science Degree in Accounting.

Item 10. Executive Compensation

         We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors. We have not paid any salaries or other compensation to our officers, directors or employees for the years ended September 30, 2003 and 2002. Further, we have not entered into an employment agreement with any officer, director or any other person and no such agreements are anticipated in the immediate future. We expect that our directors will defer any compensation until such time as business and financial conditions warrant. As of the date hereof, no person has accrued any compensation.

         In November 2003, by unanimous consent of board of directors, we adopted a resolutions to authorize an employee stock option plan. Under the plan, 1,000,000 shares of authorized, but previously unissued common stock, will be held in reserve in order that may be issued pursuant to the terms and conditions set forth in the plan. Precise terms and conditions for issuances under the plan have not yet been finalized.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table provides information, to the best of our knowledge as of January 23, 2004, regarding beneficial ownership of our common stock by:

         o each person known to us to own beneficially more than 5% of our common stock;
         o    each of the named executive officers;
         o    each of our directors; and
         o    all executive officers and directors as a group.

         Name and Address                            Amount and Nature of               Percent
         of Beneficial Owner                         Beneficial Ownership               of Class(1)
         ------------------------------------------------------------------------------------------
         Edward F. Cowle *                                    1,453,000                    13.4 %
           300 Park Avenue, Suite 1712
           New York, NY 10022

         J. Rockwell Smith *                                     26,581                      .2 %
           P.O. Box 3033
           Park City, UT 84060

         Jim Ruzicka *                                           15,000                      .1 %
           P.O. Box 3813
           Park City, UT 84060

         New York University                                  4,812,377                    44.4 %
           Office of Industrial Liaison
           650 First Avenue, 6th Floor
           New York, NY 10016

         Viking Investment Group II, LTD.(2)                  1,067,876                     9.8 %
           630 Third Avenue, 5th Floor
           New York, NY 10017

         H. Deworth Williams                                  1,000,360                     9.2 %
           56 West 400 South, Suite 220
           Salt Lake City, UT 84101

         Defiance Capital, L.L.C.(3)                            740,000                     6.8 %
           1180 Avenue of the Americas, 14th Floor,
           New York, NY 10036

         Defiance Fund Ltd(3)                                   305,548                     2.8 %
           Caracasbaaiweg 199
           P.O. Box 6050 Curacao, Netherlands Antilles

         All directors and executive officers                 1,494,581                    13.7 %
           as a group (4 persons)

      *   Director and/or executive officer

         Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

         (1) Based upon 10,846,946 shares of common stock outstanding on January 23, 2003. (2) Viking Investment Group II is a private entity and its principal is Ian Markofsky. (3) Defiance Capital, L.L.C. is a New York limited liability company and the investment manager of
                  Defiance Fund, Ltd., a Cayman Islands exempted company. Francois Parenteau is the principal manager, member and controlling person of Defiance Capital.


Item 12. Certain Relationships and Related Transactions

         During the past two fiscal years, except as set forth below there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

         In October 2003, our President, Edward F. Cowle, was one of four investors that participated in the private placement of our common stock. Mr. Cowle purchased 305,548 shares for the purchase price of $100,000. We used the proceeds from the private placement to make the initial payment to NYU under the License Agreement and related expenses.

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

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits
         2(1)       Articles of Merger
         3.1(2)     Articles of Incorporation  filed as Exhibit to Form 10-SB
         3.2(2)     By-Laws  filed as  Exhibit to Form  10-SB
         3.3(3)     Nevada  Articles  of Incorporation
         3(ii)(1)   Amendment to Articles of Incorporation (Nevada)
         3(iii)(1)  Amendment  to Articles  of  Incorporation  (Idaho)
         3(iv)(1)   Articles of  Dissolution
         3(v)(1)    Nevada  By-Laws
         4(2)       Specimen  Stock Certificate  filed as Exhibit to Form 10-SB
         10.1(3)    Agreement and Plan of Merger
         10.2(4)    Amended and Restated  Research and License  Agreement
         10.3(4)    Amended  and   Restated   Stock   Purchase   Agreement
         31.1       Certification  of  C.E.O.  Pursuant  to  Section  302 of the
                    Sarbanes-Oxley Act of 2002
         31.2       Certification  of Principal  Accounting  Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002
         32.1       Certification of C.E.O.  Pursuant to 18 U.S.C. Section 1350,
                    as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2       Certification of Principal Accounting Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (1) Incorporated by reference to our annual report on Form 10-KSB filed February 13, 2002
         (2) Incorporated by reference to our registration statement on Form 10-SB, filed May 14, 1999.
         (3) Incorporate by reference to the attachment to our Definitive Proxy Statement, filed December 31, 2001.
         (4) Incorporated by reference to the report filed on Form 8-K Current Notice on November 13, 2003


         (b)  Reports on Form 8-K

                  A Form  8-K  Current  Notice  was  filed on  November  13 2003 reporting under Item 1 the change in control,  and reporting under
              Item 5 the finalization of the Amended and Restated Research and License Agreement with New York University together with the
              Amended and Restated Stock Purchase Agreement, and also the private placement of 1,222,192 shares of common stock in a private placement to four accredited investors for the aggregate purchase price of $400,000.

Item 14. Principal Accountants Fees and Services

         We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

         Audit Fees

         The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended September 30, 2003 and 2002, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30 and March 31, 2003 and December 31, 2002 were $6,750.

         Audit Related Fees

         For the fiscal years ended September 30, 2003 and 2002, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

         Tax Fees

         For the fiscal years ended September 30, 2003 and 2002, there were no fees billed by H J & Associates for tax compliance, tax advice and tax planning.

         We do not use H J & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage H J & Associates to provide compliance outsourcing services.

         The board of directors has considered the nature and amount of fees billed by H J & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining H J & Associates' independence.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Nanoscience Technologies, Inc.

                                       By:  /S/   EDWARD F. COWLE
                                            --------------------------------
                                                  Edward F. Cowle
                                                  President and Director
                                                  (Chief Executive Officer)
Dated:   January 27, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                       Title                          Date
              ---------                                       -----                          ----

By:      /S/   EDWARD F. COWLE                    President and Director             January 27, 2004
   ----------------------------------------       (Chief Executive Officer)
         Edward F. Cowle


By:      /S/   JIM RUZICKA                        Secretary/Treasurer and Director   January 27, 2004
   ----------------------------------------       (Principal Accounting Officer)
         Jim Ruzicka