Form 10QSB
period 2003-12-31
NANOSCIENCE TECHNOLOGIES INC
filed 2004-02-17
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2003

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                 300 Park Avenue, Suite 1712, New York, NY 10022
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 557-4005
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                          Outstanding as of December 31, 2003
-----------------------------           ------------------------------------
Common Stock, $.001 par value                        10,846,946

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]


                                TABLE OF CONTENTS


Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheet December 31, 2003.....................................................      4

                  Statements of Operations - three months ended December 31, 2003 and 2002 and the period from inception on September 14, 1987 through
                    December 31, 2003.................................................................      5

                  Statements in Changes in Stockholders' Equity (Deficit) - for the period
                    September 14, 1987 through December 31, 2003......................................      6

                  Statements of Cash Flows - three months ended December 31, 2003 and 2002 and the period from inception on September 14, 1987 through
                    December 31, 2003.................................................................      8

                  Notes to Financial Statements ......................................................      9

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     10

Item 3.      Controls and Procedures..................................................................     11


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     12

Item 2.      Changes in Securities and Use of Proceeds................................................     12

Item 3.      Defaults Upon Senior Securities..........................................................     12

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     12

Item 5.      Other Information........................................................................     12

Item 6.      Exhibits and Reports on Form 8-K.........................................................     13

             Signatures...............................................................................     14


                                     PART I

Item 1.           Financial Statements

         The accompanying balance sheet of Nanoscience Technologies, Inc. at December 31, 2003, and related statements of operations, stockholders' equity and cash flows for the three months ended December 31, 2003 and 2002, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2004.













                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2003

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS


                                                            December 31,
                                                                 2003

CURRENT ASSETS

Cash                                                         $  41,425
                                                             ---------
Total Current Assets                                            41,425
                                                             ---------
OTHER ASSETS

   Patents, net                                                 18,881
                                                             ---------
   Total Other Assets                                           18,881
                                                             ---------

TOTAL ASSETS                                                 $  60,306
                                                             =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $   6,861
                                                             ---------
     Total Current Liabilities                                   6,861
                                                             ---------

     Total Liabilities                                           6,861
                                                             ---------

STOCKHOLDERS' EQUITY

   Common stock: $0.001; authorized 100,000,000
   shares; 10,846,946 shares issued and outstanding             10,847
   Additional paid-in capital                                  552,028

   Deficit accumulated during the development stage           (509,430)
                                                             ---------

     Total Stockholders' Equity                                 53,445
                                                             ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  60,306
                                                             =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                   (Unaudited)

                                                                 From
                                                             Inception of
                                                             Development
                                                               Stage on
                                                            Sept. 14, 1987
                              For the Three Months Ended        Through
                                     December 31,            December 31,
                             ----------------------------
                                 2003            2002            2003
                             ------------    ------------    ------------
REVENUES                     $       --      $       --      $       --

EXPENSES

General and administrative         23,143           1,592         113,182
Research and development             --              --           300,000
Licensing fees                       --              --            96,248
                             ------------    ------------    ------------

TOTAL EXPENSES                     23,143           1,592         509,430
                             ------------    ------------    ------------

NET LOSS                     $    (23,143)   $     (1,592)   $   (509,430)
                             ============    ============    ============

BASIC LOSS PER SHARE $
                                    (0.00)   $      (0.00)
                             ============    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             10,846,946      17,658,750
                             ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.



                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company).
                       Statements of Stockholders' Equity



                                                                          Deficit
                                                                        Accumulated
                                     Common Stock         Additional    During the
                                -----------------------     Paid-in     Development
                                  Shares       Amount       Capital        Stage
                                ----------   ----------   ----------    ----------
Balance from inception of
   the development stage
   at September 14, 1987              --     $     --     $     --      $     --

Common stock issued to
   directors for services
   on September 17, 1987
   at $0.008 per share           3,750,000        3,750       26,250          --

Common stock issued for
   cash on September 17,
   1987 at $0.008 per share         27,500           28          192          --

Common stock issued for
   cash on January 12, 1988
   at $0.008 per share               6,250            6           44          --

Common stock issued to a
   director for cash on
   October 10, 1997 at
   $0.0004 per share            12,500,000       12,500       (7,500)         --

Common stock issued to
   directors for services on
   November 12, 1997 at
   $0.0004 per share             1,125,000        1,125         (675)         --

Net loss for the period from
   inception on September 14,
   1987 through September
   30, 1999                           --           --           --         (37,740)
                                ----------   ----------   ----------    ----------

Balance, September 30, 1999     17,408,750       17,409       18,311       (37,740)


Net loss for the year ended
September 30, 2000                    --           --           --          (3,200)
                                ----------   ----------   ----------    ----------

Balance, September 30, 2000     17,408,750   $   17,409   $   18,311    $  (40,670)
                                ----------   ----------   ----------    ----------



                  The accompanying notes are an integral part
                         of these financial statements.



                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity



                                                                               Deficit
                                                                             Accumulated
                                        Common Stock            Additional    During the
                                 --------------------------      Paid-in     Development
                                    Shares        Amount         Capital        Stage
                                 -----------    -----------    -----------   -----------

Balance, September 30, 2000       17,408,750    $    17,409    $    18,311   $   (40,670)

Net loss for the year ended             --             --             --          (7,097)
                                 -----------    -----------    -----------   -----------

Balance, September 30, 2001       17,408,750         17,409         18,311       (47,767)

Common stock issued for cash
   on October 2, 2001 at $0.01
   per share                         250,000            250           --            --

Net loss for the year ended
   September 30, 2002                   --             --             --          (9,140)
                                 -----------    -----------    -----------   -----------

Balance, September 30, 2002       17,658,750         17,659         18,311       (56,907)

Common stock issued for
   cash at $0.33 per share
   on September 18, 2003           1,222,192          1,222        398,778          --

Common stock issued for
   licensing fees at $0.02 per
   share on September 18, 2003     4,812,377          4,812         91,436          --

Forgiveness of debt by a
   related party                        --             --           30,367          --

Contributed services                    --             --              290          --

Net loss for the year ended
   September 30, 2003                   --             --             --        (429,380)
                                 -----------    -----------    -----------   -----------

Balance, September 30, 2003       23,693,319         23,693        539,182      (486,287)

Common stock cancelled on
   October 20, 2003              (12,846,373)       (12,846)        12,846          --
   (Unaudited)

Net loss for the three months
   ended December 31, 2003
   (Unaudited)                          --             --             --         (23,143)
                                 -----------    -----------    -----------   -----------
Balance, December 31, 2003
   (Unaudited)                    10,846,946    $    10,847    $   552,028   $  (509,430)
                                 ===========    ===========    ===========   ===========

                  The accompanying notes are an integral part
                         of these financial statements.


                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        From
                                                                                    Inception of
                                                                                    Development
                                                                                      Stage on
                                                                                   Sept. 14, 1987
                                                  For the Three Months Ended          Through
                                                         December 31,               December 31,
                                                 ---------------------------         ---------
                                                    2003              2002              2003
                                                 ---------         ---------         ---------
Net loss                                         $ (23,143)        $  (9,140)        $(509,430)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Common stock issued for services and fees            --                --             126,698
 Contributed services                                 --                --                 290
 Amortization expense                                  281              --                 281
Changes in operating assets and liabilities:
 Increase (decrease) in accounts payable           (16,451)           (1,554)            6,861
                                                 ---------         ---------         ---------
Net Cash Used by Operating Activities              (39,313)          (10,694)         (375,300)
                                                 ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for patents                              --                --             (19,162)
                                                 ---------         ---------         ---------

       Net Cash Used by Investing Activities          --                --             (19,162)
                                                 ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in accounts payable - related             --              10,694            30,367
   Common stock issued for cash                       --                 250           405,520
                                                 ---------         ---------         ---------

     Net Cash Provided by Financing Activities        --              10,944           435,887
                                                 ---------         ---------         ---------

CHANGE IN CASH
                                                   (39,313)              250            41,425

CASH AT BEGINNING OF PERIOD                         80,738              --                --
                                                 ---------         ---------         ---------

CASH AT END OF PERIOD                            $  41,425         $     250         $  41,425
                                                 =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

Cash paid during the year for:

Interest                                         $    --           $    --           $    --
Income taxes                                     $    --           $    --           $    --

NON-CASH FINANCING AND INVESTING
   ACTIVITIES:

Forgiveness of debt by related party
                                                 $    --           $    --           $  30,36
Common stock issued for mining claims            $    --           $    --           $   7,500
Common stock issued for services and fees        $    --           $    --           $ 126,698


                  The accompanying notes are an integral part
                         of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at December 31, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - OTHER TRANSACTIONS

On October 23, 2003, certain shareholders entered into an agreement with the Company to cancel 12,846,373 shares of the Company's common stock in order to facilitate consummation of the Licensing Agreement with New York University, as amended on November 11, 2003.

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

             Forward-Looking and Cautionary Statements

             This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

         o the progress and success of a specific research project being conducted at NYU and our ability to commercialize any technology and or products that might eventually result from such research;
         o   our  ability  to meet our cash and  working  capital  needs;
         o   our ability to maintain our corporate existence as a viable entity;
             and
         o   other risks detailed in our periodic report filings with the SEC.

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

                                Plan of Operation

         On September 12, 2003, we finalized an Amended and Restated Research and License Agreement with New York University ("NYU"), that was further amended on November 11, 2003. Under the terms of the License Agreement, NYU granted to us a license to certain pre-existing inventions and certain intellectual property to be generated by a designated research project being conducted at NYU relating to DNA Nanotechnology.

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

         In connection with the License Agreement, we also entered into an Amended and Restated Stock Purchase Agreement whereby we issued 4,812,377 shares of our common stock to NYU.

         Further, on September 18, 2003, we sold an aggregate of 1,222,192 shares of our authorized but previously unissued common stock in a private placement to four accredited investors (305,548 shares each) for the aggregate purchase price of $400,000. We used the funds to make the initial $300,000 payment to NYU under the License Agreement, the payment of various expenses and fees related to finalization and execution of the License Agreement, professional fees, and for working capital. In October 2003, certain shareholders returned for cancellation 12,846,373 shares of our common stock.

         We intend to sublicense the technology we acquired from NYU and to sublicense any newly developed technology to companies which have the financial resources to economically market the related products to the public. We do not intend to market the products ourselves. We expect that the licensees will pay us royalties as a percentage of their sales of any products which use our technology.

         During the next 12 months, we will have to raise sufficient funds to meet our ongoing operating expenses as well as to providing additional funding to NYU. Under the terms of the Research and License Agreement, we are obligated to provide to NYU additional funding of $315,000 on or before May 1, 2004. We currently intend to raise these funds by the sale of our common stock.

         In January 2004, we hired one employee, Steven Kessler, who now serves as our Chief Operating Officer. We presently do not intend to add other employees, with the possible exception of part-time clerical assistance, outside advisors or consultants on an as-needed basis. Management further believes that we will not have to make any property, plant or equipment purchases in the immediate future.

         In the opinion of management, inflation has not and will not have a material effect on our business and operations in the immediate future.

Results of Operations

         For the three month period ended December 31, 2003, we did not have any revenues and incurred a net loss of $23,143 compared to a loss of $1,592 for the three month period ended December 31, 2002. The increase in net loss was primarily due to our decision to enter into the licensing and development of Nanotechnology. We incurred legal and accounting expenses of $21,836 in connection with the licensing agreement. Management anticipates that general and administrative expenses will be approximately $10,000 per month for the remainder of our fiscal year ending September 30, 2004.

         We used cash of $39,313 in operating activities during the three months ended December 31, 2003 compared to $10,694 in 2002. The increase was primarily due to the payment for legal and accounting services.

Liquidity and Capital Resources

         At December 31, 2003, we had cash on hand of $41,425 compared to $80,738 as of September 30, 2003. The decrease in cash was due to the legal and accounting expenses described above. Our cash exceeded our liabilities by $34,564 at December 31, 2003. We have the obligation to pay $315,000 to NYU on May 1, 2004. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements to NYU from the sale of shares of our common stock. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

Net Operating Loss

         We have accumulated approximately $359,000 of net operating loss carryforwards as of December 31, 2003, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2023. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2003 or the three month period ended December 31, 2003 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Item 3. Controls and Procedures.

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART II

                            Item 1. Legal Proceedings

         There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2. Changes In Securities and Use of Proceeds

         In connection with the License Agreement and Stock Purchase Agreement entered into with NYU, we issued in October 2003 a total of 4,812,377 shares of our common stock to NYU. This issuance was made in an isolated, private transaction to a single accredited investor in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                       NANOSCIENCE TECHNOLOGIES, INC.



Date: February 13, 2004                By: /S/ EDWARD F. COWLE
                                           -------------------------------------
                                           Edward F. Cowle
                                           President, C.E.O. and Director




Date: February 13, 2004                By: /S/ JIM RUZICKA
                                           -------------------------------------
                                           Jim Ruzicka
                                           Secretary/Treasurer, and Director
                                           (Principal Accounting Officer)