Form 10QSB
period 2004-03-31
NANOSCIENCE TECHNOLOGIES INC
filed 2004-05-12
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______ to _______

                        Commission File Number 000-26067

                         NANOSCIENCE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
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

                                 (212) 557-4005
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding as of March 31, 2004
-----------------------------                   --------------------------------
Common Stock, $.001 par value                               10,846,946

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]


                                                 TABLE OF CONTENTS


Heading                                                                                                   Page
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets March 31, 2004 (unaudited) and September 30, 2003....................      4

                  Statements of Operations -- three and six months ended March 31, 2004 and 2003 and the period from inception on September 14, 1987 through
                    March 31, 2004 (unaudited)........................................................      6

                  Statements in Changes in Stockholders' Equity -- for the period
                    September 14, 1987 through March 31, 2004 (unaudited).............................      7

                  Statements of Cash Flows -- six months ended March 31, 2004 and 2003 and the period from inception on September 14, 1987 through March 31, 2004
                    (unaudited).......................................................................      8

                  Notes to Financial Statements ......................................................      9

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     12

Item 3.      Controls and Procedures..................................................................     14


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Changes in Securities and Use of Proceeds................................................     14

Item 3.      Defaults Upon Senior Securities..........................................................     14

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     15

                                                        -2-

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheet of Nanoscience Technologies, Inc. at March 31, 2004 and related unaudited statements of operations, stockholders' equity and cash flows for the three and six months ended March 31, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2004.






                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2004

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                    --------

                                                     March 31,     September 30,
                                                       2004            2003
                                                    ----------      ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $    3,669      $   80,738
                                                    ----------      ----------
    Total Current Assets                                 3,669          80,738
                                                    ----------      ----------
OTHER ASSETS

  Patents, net                                          18,600          19,162
                                                    ----------      ----------
    Total Other Assets                                  18,600          19,162
                                                    ----------      ----------


    TOTAL ASSETS                                    $   22,269      $   99,900
                                                    ==========      ==========





   The accompanying notes are an integral part of these financial statements.



                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

                                                      March 31,          September 30,
                                                        2004                   2003
                                                     ----------            ----------
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                   $    4,222            $   23,312
  Due to officers                                         1,184                  --
                                                     ----------            ----------
   Total Current Liabilities                              5,406                23,312
                                                     ----------            ----------

STOCKHOLDERS'  EQUITY
  Common  stock at; $0.001 par value;
   100,000,000  shares authorized 10,846,946
   and 23,693,319 shares issued and outstanding,
   respectively                                          10,847                23,693
  Additional paid-in capital                            552,028               539,182
  Deficit accumulated during the development stage     (546,012)             (486,287)
                                                     ----------            ----------
    Total Stockholders' Equity                           16,863                76,588
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   22,269            $   99,900
                                                     ==========            ==========







   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                  For the                  For the               From
                                Three Months              Six Months         Inception on
                                   Ended                    Ended            September 14,
                                  March 31,                March 31,         1987 through
                           ----------------------    ----------------------    March 31,
                              2004         2003         2004         2003        2004
                           ----------   ----------   ----------   ----------   ----------
REVENUES                   $     --     $     --     $     --     $     --     $     --

EXPENSES
General and administrative     36,582        4,935       59,725        7,922      149,764
Research and development         --           --           --           --        300,000
Licensing fees                   --           --           --           --         96,248
                           ----------   ----------   ----------   ----------   ----------
   TOTAL EXPENSES              36,582        4,935       59,725        7,922      546,012
                           ----------   ----------   ----------   ----------   ----------

LOSS BEFORE INCOME TAXES      (36,582)      (4,935)     (59,725)      (7,922)    (546,012)

   INCOME TAX EXPENSE            --           --           --           --           --
                           ----------   ----------   ----------   ----------   ----------
NET LOSS                   $  (36,582)  $   (4,935)  $  (59,725) $    (7,922)  $ (546,012)
                           ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                           $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                           ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    10,846,946   17,658,750   12,046,882   17,658,750
                           ==========   ==========   ==========   ==========








   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                      From Inception on September 14, 1987
                             through March 31, 2004
                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance at inception on
September 14, 1987                       --      $     --      $     --      $     --

Common stock issued to
directors, for services , on
September 17, 1987 at
$0.008 per share                    3,750,000         3,750        26,250          --

Common stock issued for
cash on September 17, 1987
at $0.008 per share                    27,500            28           192          --

Common stock issued for
cash on January 12, 1988
at $0.008 per share                     6,250             6            44          --

Common stock issued to
a director, for cash, on
October 10, 1997 at $0.0004
per share                          12,500,000        12,500        (7,500)         --

Common stock issued to
directors, for services, on
November 12, 1997 at $0.0004
per share                           1,125,000         1,125          (675)         --

Net loss for the period from
inception on September 14, 1987
to September 30, 1999                    --            --            --         (37,470)
                                   ----------    ----------    ----------    ----------
Balance, September 30, 1999        17,408,750        17,409        18,311       (37,470)

Net Loss for the year ended
September 30, 2000                       --            --            --          (3,200)
                                   ----------    ----------    ----------    ----------
Balance, September 30, 2000        17,408,750    $   17,409    $   18,311    $  (40,670)
                                   ----------    ----------    ----------    ----------









   The accompanying notes are an integral part of these financial statements.


                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
           From Inception on September 14, 1987 through March 31, 2004
                                   (Unaudited)
                                                                               Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------

Balance, September 30, 2000        17,408,750    $   17,409    $   18,311     $ (40,670)

Net loss for the year ended
September 30, 2001                       --            --            --          (7,097)
                                   ----------    ----------    ----------    ----------
Balance, September 30, 2001        17,408,750        17,409        18,311       (47,767)

Common stock issued for
cash on October 2, 2001
at $0.001 per share                   250,000           250          --           --

Net loss for the year
ended September 30, 2002                 --            --            --         (9,140)
                                   ----------    ----------    ----------    ----------

Balance September 30, 2002         17,658,750        17,659        18,311       (56,907)

Common stock issued for
cash at $0.33 per share
on September 18, 2003               1,222,192         1,222       398,778          --

Common shares issued for
licensing fees at $0.02 per
share on September 18, 2003         4,812,377         4,812        91,436          --

Forgiveness of debt by a
related party                            --            --          30,367          --

Contributed services                     --            --             290          --

Net loss for the year ended
September 30, 2003                       --            --            --        (429,380)
                                   ----------    ----------    ----------    ----------

Balance, September 30, 2003        23,693,319        23,693       539,182      (486,287)

Common stock cancelled on
October 20, 2003                  (12,846,373)      (12,846)      12,846           --


Net loss for the six months ended
March 31, 2004
 (Unaudited)                             --            --           --          (59,725)
                                   ----------    ----------    ----------    ----------
Balance, March 31, 2004
(Unaudited)                        10,846,946    $   10,847    $  552,028    $ (546,012)
                                   ==========    ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        From
                                                                    September 14,
                                        For the Six Months ended    Inception on
                                                 March 31,          1987 Through
                                        -------------------------    March 31,
                                            2004          2003          2004
                                         ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net  loss                              $  (59,725)   $   (7,922)   $ (546,012)
  Adjustments to reconcile net
   loss to net cash used in
    operating activities:
  Stock issued for services and fees           --            --         126,698
  Contributed services                         --            --             290
  Amortization expense                          562          --             562
  Changes in assets and
   liabilities:
  Increase(decrease) in
   accounts payable                         (19,090)        4,138         4,222
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                     (78,253)       (3,784)     (414,240)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for patents                        --            --         (19,162)
                                         ----------    ----------    ----------
  Net Cash Used in
    Investing Activities                       --            --         (19,162)
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                    --            --         405,520
  Increase in accounts
   payable-related parties                    1,184         3,784        31,551
                                         ----------    ----------    ----------
  Net Cash Provided by
   Financing Activities                       1,184         3,784       437,071
                                         ----------    ----------    ----------
NET INCREASE (DECREASE)IN CASH              (77,069)         --           3,669

CASH AT BEGINNING OF PERIOD                  80,738          --             --
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $    3,669    $     --      $    3,669
                                         ==========    ==========    ==========





   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                           From
                                                                   Inception on
                                         For the Six Months Ended  September 14,
                                                 March 31,         1987 Through
                                         ------------------------   March 31,
                                            2004          2003         2004
                                         ----------    ----------   ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $    --       $    --      $     --
    Income Taxes                         $    --       $    --      $     --


NON CASH FINANCING ACTIVITIES
Forgiveness of debt by related party     $    --       $    --      $   30,367
Common stock issued for mining claims    $    --       $    --      $    7,500
Common stock issued for
services and fees                        $    --       $    --      $  126,698







   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2004 and September 30, 2003


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SUBSEQUENT EVENT

         Pursuant to the Company's Amended and Restated Research and License Agreement, the Company was required to provide funding in the amount of $315,000 to New York University ("NYU") on or before May 1, 2004. On April 30, 2004, the Company amended its Agreement with NYU, whereby the due date for the funding was extended to July 1, 2004.

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

     As compensation to NYU for work to be performed on its research projects, we agreed to provide to NYU funding in the aggregate amount of $1,657,690 in installments commencing on September 15, 2003 through May 1, 2007, and additional fees and expenses. The License Agreement further provides that NYU grants to us an exclusive worldwide license to develop, manufacture, use, lease or sell any licensed products and/or processes related to the research project, together with the right to grant sublicenses. We in turn will pay to NYU a royalty fee of a varying amount from sales of products and for sublicenses.

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

     During the next 12 months, we will have to raise sufficient funds to meet our ongoing operating expenses as well as to providing additional funding to NYU. Under the terms of the Research and License Agreement, we are obligated to provide to NYU additional funding of $315,000 on or before May 1, 2004. NYU has agreed to extend the date for payment of this $315,000 to July 1, 2004. We currently intend to raise these funds by the sale of our common stock.

     Presently, David Rector serves as our President and Chief Operating Officer. We presently do not intend to add other employees, with the possible exception of part-time clerical assistance, outside advisors or consultants on an as-needed basis. Management further believes that we will not have to make any property, plant or equipment purchases in the immediate future.

     In the opinion of management, inflation has not and will not have a material effect on our business and operations in the immediate future.

Results of Operations

     For the three and six month periods ended March 31, 2004 and 2003, we did not have any revenues. We have incurred net losses of $36,582 and $59,725 for the three and six month periods ended March 31, 2004, respectively, compared to net losses of $4,935 and $7,922 for the same periods in 2003. The increase in net loss was primarily due to our decision to enter into the licensing and development of Nanotechnology. We incurred legal and accounting expenses of $21,836 in connection with the licensing agreement. Management anticipates that general and administrative expenses will be approximately $10,000 per month for the remainder of our fiscal year ending September 30, 2004.

     We used cash of $78,253 in operating activities during the six month period ended March 31, 2004, compared to $3,784 for the same 2003 period. The increase was primarily due to the increased net loss and increased payments for legal and accounting services.

Liquidity and Capital Resources

     At March 31, 2004, we had cash on hand of $3,669 compared to $80,738 as of September 30, 2003. The decrease in cash was due to the legal and accounting expenses described above. We had total liabilities of $5,406 at March 31, 2004. Our obligation to pay $315,000 to NYU on May 1, 2004 has been extended to July 1, 2004. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements to NYU from the sale of shares of our common stock. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

Net Operating Loss

     We have accumulated approximately $1,607,000 of net operating loss carryforwards as of March 31, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2023. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2003 or the six month period ended March 31, 2004 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     Steven Kessler has resigned as a director and our Chief Operating Officer. To replace Mr. Kessler, the board has appointed David Rector as President Chief Executive Officer.

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

              None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NANOSCIENCE  TECHNOLOGIES,  INC.



Date:  May 12, 2004                    By:    /S/ DAVID RECTOR
                                          ---------------------------------
                                             David Rector
                                           President, C.E.O. and Director
                                           (Principal Accounting Officer)