Form 10QSB
period 2004-06-30
NANOSCIENCE TECHNOLOGIES INC
filed 2004-08-19
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission File Number 000-26067

                         NANOSCIENCE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                           87-0571300
  -------------------------------                          -----------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

            45 Rockefeller Plaza, Suite 2000 #43, New York, NY 10111
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 332-3443
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding as of June 30, 2004
-----------------------------                   -------------------------------
Common Stock, $.001 par value                             10,846,946

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]


                         TABLE OF CONTENTS


Heading                                                                                          Page
-------                                                                                          ----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets June 30, 2004 (unaudited) and September 30, 2003.....................      4

                  Statements of Operations (unaudited)- three and nine months ended June 30,
                    2004 and 2003 and the period from inception on September 14, 1987 through
                    June 30, 2004.....................................................................      6

                  Statements in Changes in Stockholders' Equity (Deficit) - for the period
                    September 14, 1987 through June 30, 2004 (unaudited)..............................      7

                  Statements of Cash Flows - nine months ended June 30, 2004 and 2003 and the period from inception on September 14, 1987 through June 30,
                    2004 (unaudited)..................................................................      9

                  Notes to Financial Statements ......................................................     11

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     12

Item 3.      Controls and Procedures..................................................................     14


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Changes in Securities and Use of Proceeds................................................     14

Item 3.      Defaults Upon Senior Securities..........................................................     14

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     15

                                     PART I

Item 1.       Financial Statements

     The accompanying balance sheet of Nanoscience Technologies, Inc. at June 30, 2004 and related statements of operations, stockholders' equity and cash flows for the three and nine months ended June 30, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2004.




                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  June 30, 2004

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                    --------

                                                   June 30,     September 30,
                                                     2004           2003
                                                  ----------     -----------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                              $22,998        $80,738
  Prepaid expenses                                    2,800           --
                                                    -------        -------
    Total Current Assets                             25,798         80,738
                                                    -------        -------
OTHER ASSETS

  Patents, net                                       18,319         19,162
  Deposits                                              550           --
                                                    -------        -------
    Total Other Assets                               18,869         19,162
                                                    -------        -------

    TOTAL ASSETS                                    $44,667        $99,900
                                                    =======        =======







   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      June 30,   September 30,
                                                        2004         2003
                                                     ----------   ----------
                                   (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                   $  19,489    $  23,312
  Due to shareholders                                   70,947         --
                                                     ---------    ---------
   Total Current Liabilities                            90,436       23,312
                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY (DEFICIT)
  Common stock at; $0.001 par value;
  100,000,000 shares authorized 10,846,946
  and 23,693,319 shares issued and outstanding,
  respectively                                          10,847       23,693
  Additional paid-in capital                           552,028      539,182
  Deficit accumulated during the development stage    (608,644)    (486,287)
                                                     ---------    ---------
    Total Stockholders' Equity (Deficit)               (45,769)      76,588
                                                     ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $  44,667    $  99,900
                                                     =========    =========







   The accompanying notes are an integral part of these financial statements.


                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                             For the                           For the                 From
                           Three Months                      Nine Months           Inception on
                              Ended                             Ended              September 14,
                             June 30,                          June 30,            1987 through
                   ----------------------------    ----------------------------      June 30,
                        2004            2003           2004            2003            2004
                   ------------    ------------    ------------    ------------    ------------
REVENUES           $       --      $       --      $       --      $       --      $       --

EXPENSES
General and
 Administrative          62,632           1,608         122,357          10,667         212,396
Research and
 Development               --              --              --              --           300,000
Licensing fees             --              --              --              --            96,248
                   ------------    ------------    ------------    ------------    ------------
TOTAL EXPENSES           62,632           1,608         122,357          10,667         608,644
                   ------------    ------------    ------------    ------------    ------------

LOSS BEFORE
 INCOME TAXES           (62,632)         (1,608)       (122,357)        (10,667)       (608,644)

INCOME TAX
 EXPENSE                   --              --              --              --              --
                   ------------    ------------    ------------    ------------    ------------
NET LOSS           $    (62,632)   $     (1,608)   $   (122,357)   $    (10,667)   $   (608,644)
                   ============    ============    ============    ============    ============
BASIC NET LOSS
 PER SHARE         $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)
                   ============    ============    ============    ============

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING          10,846,946      17,658,750      10,846,946      17,658,750
                   ============    ============    ============    ============





   The accompanying notes are an integral part of these financial statements.


                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on September 14, 1987 through June 30, 2004

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

Common stock issued to
directors, for services, on
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on September 14, 1987 through June 30, 2004

                                                                            Deficit
                                                                          Accumulated
                                                             Additional    During the
                                     Common Stock             Paid-In     Development
                                 Shares        Amount         Capital        Stage
                              -----------    -----------    -----------   -----------
Balance, September 30,
2000                           17,408,750    $    17,409    $    18,311   $   (40,670)

Net loss for the year ended
September 30, 2001                   --             --             --          (7,097)
                              -----------    -----------    -----------   -----------
Balance, September 30,
2001                           17,408,750         17,409         18,311       (47,767)

Common stock issued for
cash on October 2, 2001
at $0.001 per share               250,000            250           --            --

Net loss for the year
ended September 30, 2002             --             --             --          (9,140)
                              -----------    -----------    -----------   -----------
Balance September 30,
2002                           17,658,750         17,659         18,311       (56,907)

Common stock issued for
cash at $0.33 per share
on September 18, 2003           1,222,192          1,222        398,778          --

Common shares issued
for licensing fees at
$0.02 per share on
September 18, 2003              4,812,377          4,812         91,436          --

Forgiveness of debt by a
related party                        --             --           30,367          --

Contributed services                 --             --              290          --

Net loss for the year ended
September 30, 2003                   --             --             --        (429,380)
                              -----------    -----------    -----------   -----------
Balance, September 30,
2003                           23,693,319         23,693        539,182      (486,287)

Common stock cancelled on
October 20, 2003 (unaudited)  (12,846,373)       (12,846)        12,846          --

Net loss for the nine
months ended June 30,
2004 (Unaudited)                     --             --             --        (122,357)
                              -----------    -----------    -----------   -----------
Balance, June 30,
2004 (Unaudited)               10,846,946    $    10,847    $   552,028   $  (608,644)
                              ===========    ===========    ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     From,
                                                                 Inception on
                                      For the Nine Months ended  September 14,
                                               June 30,          1987 Through
                                      -------------------------    June 30,
                                          2004         2003         2004
                                       ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                    $(122,357)   $  (7,922)   $(608,644)
  Adjustments to reconcile net
   loss to net cash (used) by
    operating activities:
  Stock issued for services
    and fees                                --           --        126,698
  Contributed services                      --           --            290
  Amortization expense                       843         --            843
  Changes in assets and
   liabilities:
  (Increase) in deposits                    (550)        --           (550)
  (Increase) in prepaid expenses          (2,800)        --         (2,800)
  Increase(decrease) in
   accounts payable                       (3,823)       4,138       19,489
                                       ---------    ---------    ---------
  Net Cash Used in
   Operating Activities                 (128,687)      (3,784)    (464,674)
                                       ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for patents                     --           --        (19,162)
                                       ---------    ---------    ---------
  Net Cash Used in
    Investing Activities                    --           --        (19,162)
                                       ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                 --           --        405,520
  Increase in due to
   related parties                        70,947        3,784      101,314
                                       ---------    ---------    ---------
  Net Cash Provided by
   Financing Activities                   70,947        3,784      506,834
                                       ---------    ---------    ---------
NET INCREASE (DECREASE)IN CASH           (57,740)        --         22,998

CASH AT BEGINNING OF PERIOD               80,738         --           --
                                       ---------    ---------    ---------
CASH AT END OF PERIOD                  $  22,998    $    --      $  22,998
                                       =========    =========    =========







   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)
                                                                     From,
                                                                 Inception on
                                      For the Nine Months ended  September 14,
                                               June 30,          1987 Through
                                      -------------------------    June 30,
                                          2004         2003         2004
                                       ---------    ---------    ---------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                            $     --     $     --     $   --
    Income Taxes                        $     --     $     --     $   --


NON CASH FINANCING ACTIVITIES
Forgiveness of debt by related party    $     --     $     --     $ 30,367
Common stock issued for mining claims   $     --     $     --     $  7,500
Common stock issued for
services and fees                       $     --     $     --     $126,698











   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      June 30, 2004 and September 30, 2003


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2004 and 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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


NOTE 3 - MATERIAL SUBSEQUENT EVENTS

         In June 2004, NYU extended the due date of the $315,000 license payment, originally due on May 15, 2004, to July 2004. The Company made a payment of $150,000 in July 2004 and the remaining balance of $165,000 is to be paid on or before September 15, 2004, pursuant to an additional extension.

         In June 2004, the Company commenced a private offering of 5,333,333 units at a price of $1.50 per unit for total maximum proceeds of $8,000,000. Each unit is to consist of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock for $1.87 per share. Subsequent to June 30, 2004, the Company has sold 86,667 units for total proceeds of $130,000.

         Also in June 2004, the Company borrowed a total of $70,000 from various shareholders with an additional $50,000 borrowed from several of those same shareholders subsequent to June 30, 2004. These funds were borrowed on a short-term basis, are non-interest bearing, due on demand and are expected to be repaid from proceeds of the offering previously discussed.

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

     As compensation to NYU for work to be performed on its research projects, we agreed to provide to NYU funding in the aggregate amount of $1,657,690 in installments commencing on September 15, 2003 through, May 1, 2007, (as extended) and additional fees and expenses. The License Agreement further provides that NYU grants to us an exclusive worldwide license to develop, manufacture, use, lease or sell any licensed products and/or processes related to the research project, together with the right to grant sublicenses. We in turn will pay to NYU a royalty fee of a varying amount from sales of products and for sublicenses.

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

     During the next 12 months, we will have to raise sufficient funds to meet our ongoing operating expenses as well as to providing additional funding to NYU. Under the terms of the Research and License Agreement, we were obligated to provide to NYU additional funding of $315,000 on or before May 1, 2004 (extended to August, 2004). We paid $150,000 of this amount in July 2004, and negotiated an extension to pay the remaining balance of $165,000 on or before September 15, 2004.

     In June 2004, we commenced a private offering of 5,333,333 units of securities at a price of $1.50 per unit, for total maximum proceeds of $8 million. Each unit consists of one share of our common stock and one warrant to purchase one additional share for $1.87 per share. Subsequent to June 30, 2004, we have sold 86,667 units for total proceeds of $130,000.

     Also in June 2004, we borrowed a total of $70,000 from various shareholders, with an additional $50,000 borrowed from several of those same shareholders subsequent to June 30, 2004. These funds were borrowed on a short-term basis, are non-interest bearing, due on demand and are expected to be repaid from proceeds of the private offering discussed above.

     Presently, David Rector serves as our President and Chief Operating Officer. We intend to hire a technical officer by the end of year or as soon as a qualified individual is identified. This person will need to be technically knowledgeable re DNA Nanotechnology and specifically targeted industry applications and will be responsible in the near term for pursuing collaborative relationships with corporations on a fee paid research basis. We will employee all other part-time clerical assistance, outside advisors or consultants on an as-needed basis. Management further believes that we will not have to make any property, plant or equipment purchases in the immediate future.

     We anticipate our monthly cash burn rate to be approximately $100,000. This amount includes the annual research fee payment to NYU amortized on a monthly basis. It also includes an estimated $25,000 to $30,000 per month for legal fees to be incurred as we seek patent protection on our technologies and intellectual property. It also includes D&O insurance, payroll costs, office rent and administrative expenses.

     In the opinion of management, inflation has not and will not have a material effect on our business and operations in the immediate future.

Results of Operations

     For the three and nine month periods ended June 30, 2004 and 2003, we did not have any revenues. We have incurred net losses of $62,632 and $122,357 for the three and nine month periods ended June 30, 2004, respectively, compared to net losses of $1,608 and $10,667 for the same periods in 2003. The increase in net loss was primarily due to our decision to enter into the licensing and development of Nanotechnology. We incurred legal and accounting expenses of $21,836 in connection with the licensing agreement. We also contracted with individuals to serve as officers of our company. Compensation to these corporate officers was $40,000 during the most recent nine months. We also had an increase in travel expenses of $8,636 in the same period. Management anticipates that general and administrative expenses will be approximately $20,000 per month for the remainder of our fiscal year ending September 30, 2004.

     We used cash of $128,687 in operating activities during the nine month period ended June 30, 2004, compared to $3,784 for the same 2003 period. The increase was primarily due to the increased net loss.

Liquidity and Capital Resources

     At June 30, 2004, we had cash on hand of $22,998 compared to $80,738 as of September 30, 2003. The decrease in cash was due to the increased expenses described above. We had total accounts payable of $19,489 at June 30, 2004. We had the obligation to pay $315,000 to NYU on May 1, 2004, which was extended to August, 2004. We made a partial payment of $150,000 in July 2004, and extended the due date of the remaining balance of $165,000 to be paid no later than September 15, 2004. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements to NYU from the sale of shares of our common stock. We have proposed an offering of 5,333,333 shares of our common stock $1.50 per share for a total $8,000,000. Each share would have a warrant attached to issue an additional share at $1.87 per share. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

Net Operating Loss

     We have accumulated approximately $1,700,000 of net operating loss carryforwards as of June 30, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2023. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2003 or the nine month period ended June 30, 2004 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     Steven Kessler has resigned as a director and our Chief Operating Officer. To replace Mr. Kessler, the board has appointed David Rector as President Chief Executive Officer. Mr. Rector is also serving as the Company's principal accounting officer.

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

                                       NANOSCIENCE  TECHNOLOGIES,  INC.



Date:  August 19, 2004                 By:    /S/ DAVID RECTOR
                                          --------------------------------------
                                             David Rector
                                             President, C.E.O. and Director
                                             (Principal Accounting Officer)