Form 10KSB
period 2004-09-30
NANOSCIENCE TECHNOLOGIES INC
filed 2005-01-19
CIK 1086417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26067

                         NANOSCIENCE TECHNOLOGIES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                       NEVADA                            87-0571300
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

            45 ROCKEFELLER PLAZA, SUITE 2000 #43, NEW YORK, NY 10111
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


ISSUER'S TELEPHONE NO.:  (212)332-3443

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

                CLASS                        OUTSTANDING AS OF DECEMBER 31, 2004
Common Stock, $.001 par value                  10,846,946

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]      No [X]

                         NANOSCIENCE TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business..........................................   3

Item 2.    Description of Property..........................................   7

Item 3.    Legal Proceedings................................................   7

Item 4.    Submission of Matter to a Vote of Security Holders...............   7

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.........   7

Item 6.    Management's Discussion and Analysis or Plan of Operation........   9

Item 7.    Financial Statements.............................................  12

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  27

Item 8A.   Controls and Procedures..........................................  27

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control persons;
              Compliance with Section 16(a) of the Exchange Act.............  27

Item 10.   Executive Compensation...........................................  28

Item 11.   Security Ownership of Certain Beneficial Owners and Management...  29

Item 12.   Certain Relationships and Related Transactions...................  30

Item 13.   Exhibits and Reports on Form 8-K.................................  30

Item 14.   Principal Accountants Fees and Services..........................  31

           Signatures.......................................................  32

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

        Further, on October 17, 2003, we sold an aggregate of 1,222,192 shares of our authorized but previously unissued common stock in a private placement to four accredited investors (305,548 shares each) for the aggregate purchase price of $400,000. We used the funds to make the initial $300,000 payment to NYU under the License Agreement, the payment of various expenses and fees related to finalization and execution of the License Agreement, professional fees, and for working capital.

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

        BACKGROUND OF TECHNOLOGY


        We were formed to commercialize significant nanotechnology research and intellectual property developed at New York University (NYU). The technology and its related intellectual property are the result of twenty-three years of research at NYU by Nadrian C. Seeman, Ph.D. and his research group. Dr. Seeman is an internationally recognized scientist and a pioneer in developments pertaining to DNA nanotechnology. In September 2003 NTI executed an exclusive worldwide Research and License Agreement with NYU for all of Dr. Seeman's past, current and future developments pertaining to nanotechnology.

        Nanotechnology is the "cutting edge" of science and technology on our planet. It is technology at the molecular level. The nano scale is measured in billionths of a meter, one nanometer being one-billionth of a meter. To provide a reference for the size of a nanometer, the average human hair measures between 50,000 to 75,000 nanometers in diameter, and there are approximately 24,500,000 nanometers in an inch.

        Nanotechnology will allow the ability to construct precise molecular formations by combining individual molecules with other molecules to make larger and more defined constructs. Applications for nanotechnology are vast and include huge areas of opportunity in chemicals, physics, engineered materials, life sciences and a long list of other applications. It is an enabling technology expected to create in excess of one million jobs and contribute billions of dollars to the U.S. Economy over the next decade.

        The U.S. National Science Foundation estimates the global market opportunity for nanotechnology products and service-related industries will be $25 billion annually by 2006 and $1 trillion annually by 2015.

        We believe that the commercial applications that will result from the research and development programs at NYU are scientifically significant, highly extensive and novel. In addition, the technology is well patented.

        NYU and we have identified a two-phase research and development plan which is based on:

            o The research conducted/accomplished to date and planned future research

            o The need to meet long-term business objectives that will result in viable commercial product opportunities

        Our commercialization strategy is as follows:

            o To enter into research collaboration relationships, early, with market leaders in each industry sector that NTI plans to pursue

            o Establish relationships with targeted companies that will result in exclusive, or in certain instances, non-exclusive licenses for a DEFINED field of use

            o Focus on collaboration partners/licensees that have a substantial manufacturing and marketing capability which may result in a more defined product development effort and a shorter time to commercialization

        As NYU continues to enhance the core technology by identifying and developing new and relevant technologies, we will also continue to evaluate technology opportunities licensed from, or developed by third parties.

        The intellectual property portfolio currently contains five issued patents and five patent applications. As research and development continues, NYU and we will aggressively protect new developments and technologies in the U.S. and in logical foreign domains.

        POTENTIAL COMMERCIAL APPLICATIONS

        Nanotechnology is in its commercial infancy, however, there is already a substantial market in place for nanotechnology products. The earliest application of nanoscale materials occurred in systems where nanoscale powders and particles could be used in their free form, without consolidation or blending. For example, nanoscale titanium dioxide and zinc oxide powders are now commonly used by cosmetics manufacturers for facial base creams and sunscreen lotions. Nanoscale iron oxide powder is now being used as a base material for rouge and lipstick. Paints with reflective properties are also being manufactured using nanoscale titanium dioxide particles.

        Nano-structured cemented carbide coatings are used on some U.S. Navy ships for their increased durability. Nano-structured materials are in wide use in information technology, integrated into complex products such as the hard disk drives that store information and the silicon integrated circuit chips that process information in every Internet server and personal computer. In 2003 IBM announced the introduction of an atomically thin layer of ruthenium to substantially increase the information storage density of its products. Greater storage density translates directly to less expensive storage cost.

        In biomedical areas, structures called liposomes have been synthesized for improved delivery of therapeutic agents. Liposomes are lipid spheres about 100 nanometers in diameter. They have been used to encapsulate anti-cancer drugs for the treatment of Kaposi's Sarcoma. Several companies are presently using magnetic nanoparticles in the analyses of blood, urine, and other body fluids to speed up separation and improve selectivity. Other companies have developed derivatized fluorescent nanospheres and nanoparticles that form the basis for new detection technologies. These reagent nanoparticles are used in new devices and systems for infectious and genetic disease analysis and for drug discovery.

        Many uses of nanoscale particles have appeared in specialty markets, such as defense applications, and markets for scientific and technical equipment. Producers of optical materials and electronics substrates such as silicon and gallium arsenide have embraced the use of nanosize particles for chemomechanical polishing of these substrates. Nanosize particles of silicon carbide, diamond and boron carbide are used as "lapping compounds" to reduce the waviness of finished surfaces from corner to corner and produce surface finishes to one and two nanometer smoothness. The ability to produce high-quality components is significant as electric devices shrink and optical communications systems become a larger part of the nation's communications network.

        OTHER APPLICATIONS

        As nanoscale science and technology continue to grow, it is certain that many new materials, properties and applications will be discovered. Research in areas related to nanofabrication is needed to develop new and advanced manufacturing techniques. These new techniques would allow the fabrication of highly integrated two- and three-dimensional devices and structures to form diverse molecular and nanoscale components. They would allow many of the new and promising nanostructures, such as carbon nanotubes, organic molecular electronic components, and quantum dots, to be rapidly assembled into more complex circuitry to form useful logic and memory devices. Such new devices would have computational performance characteristics and data storage capacities many orders of magnitude higher than present devices, and would come in even smaller packages.

        Nanomaterials and their performance properties will also continue to improve. Thus, even better and cheaper nanopowders, nanoparticles, and nanocomposites will be available for more widespread applications. Another important application for future nanomaterials will be highly selective and efficient catalysts for chemical and energy conversion processes. This will be important economically not only for energy and chemical production, but also for conservation and environmental applications. Thus, nanomaterial-based catalysis may play an important role in photoconversion devices, fuel cell devices, bioconversion (energy) and bioprocessing (food and agriculture) systems, and waste and pollution control systems.

        Nanoscale science and technology could have a continuing impact on biomedical areas such as therapeutics, diagnostic devices, and biocompatible materials for implants and prostheses. There will continue to be opportunities for the use of nanomaterials in drug delivery systems. Combining new nanosensors with nanoelectronic components could lead to a further reduction in size and improved performance for many diagnostic devices and systems. Ultimately, it may be possible to make implantable in vivo diagnostic and monitoring devices that approach the size of cells. New biocompatible nanomaterials and nanomechanical components could lead to the creation of new materials and components for implants, artificial organs, and greatly improved mechanical, visual, auditory, and other prosthetic devices.

        Exciting predictions aside, these advances will not be realized without considerable research and development. For example, the present state of nanodevices and nanotechnology resembles that of semiconductor and electronics technology in 1947, when the first point contact transistor was realized, ushering in the INFORMATION AGE, which blossomed in the 1990s. The full power of the transistor was not fully evident until the invention of the integrated circuit with reliable processing techniques that produce numerous uniform devices and connect them across a large wafer; wafer-scale packaging; and interconnection techniques for large-scale integrated circuits. Similarly, it will require an era of advances in the development of processes to integrate nanoscale components into devices, both with other nanoscale components and with microscale and larger components, accompanied by the ability to do so reliably and cost-effectively.

        Since nanoscale technology spans a much broader range of scientific disciplines and potential applications than does solid state electronics, its societal impact may be many times greater than that of the Microelectronics and Computing Revolution. Nanotechnology is definitely a "disruptive technology", that is, a technology that will have a widespread effect and change many societal norms. It will eventually precipitate massive shifts in industries and their importance to the world economy.

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

        The Research and License Agreement grants NTI the exclusive worldwide rights to the following intellectual property.



ISSUED PATENTS

        U.S. PATENT 5,278,051: 11 Jan 1994
        CONSTRUCTION OF GEOMETRICAL OBJECTS FROM POLYNUCLEOTIDES

        U.S. PATENT 5,386,020: 31 Jan 1995.
        MULTIPLY CONNECTED, THREE-DIMENSIONAL NUCLEIC ACID STRUCTURES

        U.S. PATENT 5,468,851: 21 Nov 1995.
        CONSTRUCTION OF GEOMETRICAL OBJECTS FROM POLYNUCLEOTIDES

        U.S. PATENT 6,072,044: 6 June 2000.
        NANOCONSTRUCTIONS OF GEOMETRICAL OBJECTS AND LATTICES FROM ANTIPARALLEL NUCLEIC ACID DOUBLE CROSSOVER MOLECULES

        U.S. PATENT 6,255,469: 3 July 2001.
        PERIODIC TWO AND THREE DIMENSIONAL NUCLEIC ACID STRUCTURES

The SUMMARY subject matter of each is as follows:

    o   An invention relating to molecular scale mechanical devices

    o An invention relating to nanotechnology and to a nucleic acid-based nano-robotic system

    o An invention relating to ladder copolymers in which one of two backbones is formed of a nucleic acid or nucleic acid-like polymer

    o   An invention relating to polynucleic acid nanostructures and lattices

    o An invention relating to molecular scale mechanical devices using other molecular structures

        PATENT STRATEGY

        The Research and License Agreement requires that we reimburse NYU for all patent and prosecution costs. As such, we and NYU are in agreement with respect to the following patent strategy:

    o Aggressively protect all current and future technological developments to ensure strong and broad protection by filing patents and/or continuations-in-part as appropriate

    o Protect technological developments at various levels, in a complementary manner, including the base technology, as well as specific applications of the technology

    o Establish comprehensive coverage in the U.S. and in all relevant foreign domains in anticipation of future commercialization opportunities

        Our patent counsel is Browdy and Neimark, P.L.L.C., a highly regarded patent law firm, with specialized expertise, located in Washington, D.C.

EMPLOYEES

        As of the date hereof, we have one full-time employee and have plans for retaining employees as our business warrants the expense, or when the technology developed pursuant to our License Agreement becomes commercially feasible. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations. Our sole full time employee is our President and CEO.

        In the next twelve months we plan to fill the following positions with full time employees:

     Vice President, Corporate Development and Licensing - Material Sciences Vice President, Corporate Development and Licensing - Life Sciences Director, Technology and Product Development
     Chief Financial Officer and Controller

FACILITIES

        We currently conduct our primary business operations using a "virtual office" located in New York City. We pay a monthly fee of $275 per month for the use of this virtual office. It is contemplated that at such future time as business warrants, we will secure commercial office spaces. We are also planning to lease laboratory facilities. However, we have no current plans to secure such commercial office or laboratory space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the year ended September 30, 2004.

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

        As of December 15, 2004 there were approximately 45 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

        As of December 15, 2004 we had 10,846,946 shares of common stock issued and outstanding. Of the total outstanding shares, 1,915,344 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 1,915,344 shares, we have not identified any shares as being held by affiliates. A total of 8,931,602 shares are considered restricted securities.

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

RECENT ISSUANCES OF SECURITIES

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

        On October 17, 2003, we sold an aggregate of 1,222,192 shares of our authorized but previously unissued common stock in a private placement to four accredited investors (305,548 shares each) for the aggregate purchase price of $400,000. We used the funds to make the initial $300,000 payment to NYU under the License Agreement, the payment of various expenses and fees related to finalization and execution of the License Agreement, professional fees, and for working capital. The sale of securities was made in an isolated, private transaction to four accredited investors only and in reliance upon the exemption from registration provided by Section 4(6) of the Securities Act.

        On October 2, 2001, we issued 250,000 shares of our common stock to one person for cash consideration of $250, or $0.001 per share. The funds realized are to be used for general corporate operating expenses. The issuance was made pursuant to a private, isolated transaction in reliance upon the exemption from the registration provided by Section 4(2) of the Securities Act of 1933.

SUBSEQUENT EVENTS

CONSULTING SERVICES AGREEMENT

        Subsequent to September 30, 2004 the Company consummated a Consulting Services Agreement with Trilogy Capital Partners, Inc. ("Trilogy"). According to the terms of the Agreement, Trilogy would provide certain consulting, marketing, and media relations services for a fee of $10,000 per month. The Company made its first payment relating to this Agreement in October 2004.

EQUITY DISTRIBUTION AGREEMENT

        On December 13, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Agreement, the Company may, at its discretion and subject to certain conditions, periodically sell to Cornell shares of its common stock, for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Agreement, Cornell will pay the Company 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the common stock is traded for the five trading days immediately following the relevant notice date. Cornell will also retain 5% of each advance under the Agreement.

        In addition, Cornell received a one-time commitment fee in the form of 125,000 shares of common stock on December 13, 2004, piggy-back registration rights with respect to such shares, and a non-refundable due diligence fee of $2,500.

        The Company is also obligated to pay Newbridge Securities Corporation a fee of 5,556 shares of common stock equal to $10,000 based on the volume weighted average price of the common stock on December 13, 2004 under a separate placement agent agreement relating to the Agreement.

SECURITIES PURCHASE AGREEMENT

        On December 13, 2004, the Company entered into a Securities Purchase Agreement with Highgate House, LP and Montgomery Equity Partners, LP, each a Delaware limited partnership. Pursuant to the Agreement, the Company issued $500,000 in convertible debentures dated December 13, 2004, and shall issue an additional $500,000 in such convertible debentures within five days of the effectiveness of a registration statement related to the shares of common stock issuable upon conversion of such convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. At maturity, the outstanding principal and accrued and unpaid interest under the debentures are, at the Company's option, to be either repaid by the Company in cash or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or
(ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

INVESTOR REGISTRATION RIGHTS AGREEMENT

        Pursuant to the terms of an Investor Registration Rights Agreement dated December 13, 2004 the Company is obligated to prepare and file with the SEC a registration statement on Form S-1 or Form SB-2 in order to formally register of the shares of common stock issuable upon conversion of Convertible Debentures, and fee shares.

        The Company is obligated to maintain the effectiveness of this registration statement until either all of the registrable securities are eligible to be sold pursuant to Rule 144(k), or the date on which the investor shall have sold all of the common stock covered by such registration statement, whichever period is shorter.

        In the event such registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC within 120 days of the closing date, or if after the registration statement has been declared effective by the SEC, sales cannot be made pursuant to the registration statement, the Company will be obligated to pay as liquidated damages to the holder, at the holder's option, either a cash amount or shares of the Company's common stock equal to 2% of the liquidated value of the convertible debentures outstanding for each 30-day period after the relevant deadline until the filing or effectiveness requirement is satisfied.

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

RESULTS OF OPERATIONS

        We incurred a loss from operations of $429,380 for the year ended September 30, 2003 compared to a loss of $532,409 for the year ended September 30, 2004. The increase was due to our decision to enter into the licensing and development of Nanotechnology. Included in the loss for 2003 and 2004 was $300,000 and $315,000, respectively, in cash paid to NYU for research and development of Nanotechnology. The loss for 2003 also includes $96,248 for the value of the 4,812,377 shares issued to NYU. In 2004 we engaged consultants to manage its operations, to serve on its Board of Directors, to raise operational capital and to interface with NYU. We paid $55,500 to those consultants in 2004. In connection with our fund raising activities and securities reporting requirements we incurred $61,082 in legal and accounting fees compared to $28,796 in 2003. We also expended $20,000 in insurance costs as result of engaging the management consultants. Our travel costs were $15,444 in 2004 as our consultants worked to raise the capital needed to fund our agreement with NYU. We had no travel costs in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        We used $309,976 of cash in operations during the year ended September 30, 2003 compared to $518,658 during the year ended September 30, 2004.

        We had cash on hand of $80,738 as of September 30, 2003 compared to $11,590 as of September 30, 2004. Our primary source of cash in 2003 was due to the issuance of 1,222,192 shares of common stock for $400,000 of cash. In our 2004 fiscal year we received loans of $320,060 from shareholders and a payment of $130,000 toward the purchase of common stock in the future. In the 2003 fiscal year, we also paid $19,162 in legal fees to obtain patents on our technology. Our cash balance was $13,158 short of our accounts payable and accrued liabilities at September 30, 2004. We have the obligation to pay $330,750 to NYU on May 1, 2005. We are obligated to repay the related party loans of $320,060, plus accrued interest, unless we are able to persuade our creditors to convert the debts to equity.

        We expect that we will need approximately $1,000,000 to fund our operations in 2005. We intend to raise the needed funds from the sale of our shares of our common stock. There is no assurance that the funds will be available or that even if they are available that the terms will be acceptable to us.

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

NET OPERATING LOSS

        We have accumulated approximately $555,000 of net operating loss carryforwards as of September 30, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2024. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2004 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

NEW ACCOUNTING PRONOUNCEMENTS

        On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our consolidated financial statements, when it becomes effective, will not be significant.

        In October 2001, the FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

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

        In October 2002, the FASB issued SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS-AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9. SFAS No. 147 is an industry specific standard and is not applicable to us; therefore, it will not have an impact on our consolidated results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the interim financial reporting for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our consolidated results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

        Our financial statements, as of and for the fiscal years ended September 30, 2004 and 2003, have been examined to the extent indicated in its report by H J & Associates, LLC, independent certified accountant, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.












                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                                 C O N T E N T S


Report of Independent Public Accounting Firm        16

Balance Sheet                                       17

Statements of Operations                            18

Statements of Stockholders' Equity (Deficit)        19

Statements of Cash Flows                            21

Notes to the Financial Statements                   23

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM
                  --------------------------------------------


The Board of Directors
Nanoscience Technologies, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of Nanoscience Technologies, Inc. (a development stage company), as of September 30, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2004 and 2003 and from inception of the development stage on September 14, 1987 through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanoscience Technologies, Inc. (a development stage company) as of September 30, 2004 and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003 and from inception of the development stage on September 14, 1987 through September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
January 10, 2005

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheet

                                     ASSETS
                                     ------

                                                                   September 30,
                                                                       2004
                                                                   -------------

CURRENT ASSETS

    Cash                                                                 11,590
    Prepaid expenses                                              $       3,000
                                                                  -------------

            Total Current Assets                                         14,590
                                                                  -------------

OTHER ASSETS

   Lease deposit                                                            550
   Patents, net                                                          17,246
                                                                  -------------

         Total Other Assets                                              17,796
                                                                  -------------

         TOTAL ASSETS                                             $      32,386
                                                                  =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

   Accounts payable and accrued expenses                          $      24,748
   Interest payable                                                       6,524
   Notes payable - related parties                                      320,060
                                                                  -------------

         Total Current Liabilities                                      351,332
                                                                  -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized,
     at $0.001 par value, 10,846,946 shares issued
     and outstanding, respectively                                       10,847
   Additional paid-in capital                                           558,903
   Stock subscriptions payable                                          130,000
   Deficit accumulated during the development stage                  (1,018,696)
                                                                  -------------

         Total Stockholders' Equity (Deficit)                          (318,946)
                                                                  -------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                                      $      32,386
                                                                  =============


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                From Inception
                                                                    of the
                                                               Development Stage
                                     For the Years Ended       on September 14,
                                        September 30,            1987 through
                                 ----------------------------    September 30,
                                     2004            2003            2004
                                 ------------    ------------  -----------------


REVENUES                         $         --    $         --    $         --

EXPENSES

   General and administrative         217,409          33,132         307,448
   Research and development           315,000         300,000         615,000
   Licensing fees                          --          96,248          96,248
                                 ------------    ------------    ------------

         Total Expenses               532,409         429,380       1,018,696
                                 ------------    ------------    ------------


LOSS FROM OPERATIONS                 (532,409)       (429,380)     (1,018,696)
                                 ------------    ------------    ------------


NET LOSS                         $   (532,409)   $   (429,380)   $ (1,018,696)
                                 ============    ============    ============


BASIC LOSS PER SHARE             $      (0.05)   $      (0.02)
                                 ============    ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               11,198,901      17,874,147
                                 ============    ============


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                      Common Stock            Additional         Stock
                               ---------------------------      Paid-In     Subscriptions    Accumulated
                                  Shares         Amount         Capital         Payable        Deficit
                               ------------   ------------   ------------    ------------   ------------
Balance from inception of
  the development stage on
  September 14, 1987                     --   $         --   $         --    $         --   $         --

Common stock issued to
  directors for services on
  September 17, 1987 at
  $0.008 per share                3,750,000          3,750         26,250              --             --

Common stock issued for
  cash on September 17,
  1987 at $0.008 per share           27,500             28            192              --             --

Common stock issued for
  cash on January 12, 1988
  at $0.008 per share                 6,250              6             44              --             --

Common stock issued to
  a director for cash on
  October 10, 1997 at
  $0.0004 per share              12,500,000         12,500         (7,500)             --             --

Common stock issued to
  directors for services on
  November 12, 1997 at
  $0.0004 per share               1,125,000          1,125           (675)             --             --

Net loss for the period from
  inception on September 14,
  1987 through September
  30, 1999                               --             --             --              --        (37,470)
                               ------------   ------------   ------------    ------------   ------------

Balance, September 30, 1999      17,408,750         17,409         18,311              --        (37,470)

Net loss for the year ended
  September 30, 2000                     --             --             --              --         (3,200)
                               ------------   ------------   ------------    ------------   ------------

Balance, September 30, 2000      17,408,750         17,409         18,311              --        (40,670)

Net loss for the year ended
  September 30, 2001                     --             --             --              --         (7,097)
                               ------------   ------------   ------------    ------------   ------------

Balance, September 30, 2001      17,408,750         17,409         18,311              --        (47,767)

Common stock issued for
  cash on October 2, 2001 at
  $0.01 per share                   250,000            250             --              --             --

Net loss for the year ended
  September 30, 2002                     --             --             --              --         (9,140)
                               ------------   ------------   ------------    ------------   ------------

Balance, September 30, 2002      17,658,750   $     17,659   $     18,311    $         --   $    (56,907)
                               ============   ============   ============    ============   ============


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                       Common Stock             Additional         Stock
                               ----------------------------       Paid-In     Subscriptions   Accumulated
                                  Shares          Amount          Capital         Payable       Deficit
                               ------------    ------------    ------------   ------------   ------------
Balance, September 30, 2002      17,658,750    $     17,659    $     18,311   $         --   $    (56,907)

Common stock issued for
  cash at $0.33 per share on
  September 18, 2003              1,222,192           1,222         398,778             --             --

Common stock issued for
  licensing fees at $0.02 per
  share on September 18, 2003     4,812,377           4,812          91,436             --             --

Forgiveness of debt by a
  related party                          --              --          30,367             --             --

Contributed services                     --              --             290             --             --

Net loss for the year ended
  September 30, 2003                     --              --              --             --       (429,380)
                               ------------    ------------    ------------   ------------   ------------

Balance, September 30, 2003      23,693,319          23,693         539,182             --       (486,287)

Common shares cancelled
  on October 10, 2003           (12,846,373)        (12,846)         12,846             --             --

Cash received on stock
  subscription payable                   --              --              --        130,000             --

Common stock warrants
  granted for services                   --              --           6,875             --             --

Net loss for the year ended
  September 30, 2004                     --              --              --             --       (532,409)
                               ------------    ------------    ------------   ------------   ------------

Balance, September 30, 2004      10,846,946    $     10,847    $    558,903   $    130,000   $ (1,018,696)
                               ============    ============    ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                        From Inception
                                                                                            of the
                                                                                       Development Stage
                                                             For the Years Ended       on September 14,
                                                                September 30,            1987 Through
                                                        ----------------------------    September 30,
                                                            2004            2003            2004
                                                        ------------    ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                             $   (532,409)   $   (429,380)   $ (1,018,696)

   Adjustments to reconcile net loss to
     net cash used by operating activities:
        Common stock issued for services and fees                 --          96,248         126,698
        Common stock warrants granted for services             6,875              --           6,875
        Amortization expense                                   1,916           1,916
        Services contributed by shareholder                       --             290             290
   Changes in operating assets and liabilities:
        Increase in prepaid expenses                          (3,000)             --          (3,000)
        Increase (decrease) in accounts payable
          and accrued expenses                                 7,960          22,866          31,272
                                                        ------------    ------------    ------------

                Net Cash Used by Operating Activities       (518,658)       (309,976)       (854,645)
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Cash paid for lease deposits                            (550)             --            (550)
        Cash paid for patents                                     --         (19,162)        (19,162)
                                                        ------------    ------------    ------------

                Net Cash Used by Investing Activities           (550)        (19,162)        (19,712)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINIANCING ACTIVITIES

        Increase in notes payable - related parties          320,060           9,626         350,427
        Increase in stock subscriptions payable              130,000              --         130,000
        Common stock issued for cash                              --         400,000         405,520
                                                        ------------    ------------    ------------

                Net Cash Provided by Operating
                  Activities                                 450,060         409,626         885,947
                                                        ------------    ------------    ------------

        NET DECREASE IN CASH                                 (69,148)         80,488          11,590

        CASH AT BEGINNING OF PERIOD                           80,738             250              --
                                                        ------------    ------------    ------------

        CASH AT END OF PERIOD                           $     11,590    $     80,738    $     11,590
                                                        ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                From Inception
                                                                                    of the
                                                                               Development Stage
                                                       For the Years Ended     on September 14,
                                                          September 30,          1987 Through
                                                   ---------------------------   September 30,
                                                       2004           2003           2004
                                                   ------------   ------------   ------------
SUPPLIMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:

      Interest                                     $         --   $         --   $         --
      Income Taxes                                 $         --   $         --   $         --

   NON-CASH FINANCING ACTIVITIES

      Forgiveness of debt by related party         $         --   $     30,367   $     30,367
      Common stock issued for services and fees    $         --   $     96,248   $    126,698
      Common stock warrants granted for services   $      6,875   $         --   $      6,875


 The accompanying notes are an integral part of these financial statements.

                          NANOSCIENCE TECHNLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2004 and 2003


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

                          NANOSCIENCE TECHNLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Revenue Recognition

         The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

         e. Basic Loss Per Share

         The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                      For the Years Ended
                                                          September 30,
                                                   ------------    ------------
                                                        2004            2003
                                                   ------------    ------------

         Loss (numerator)                          $   (532,409)   $   (429,380)
         Shares (denominator)                        11,198,901      17,874,147
                                                   ------------    ------------

         Per share amount                          $      (0.05)   $      (0.02)
                                                   ============    ============

         f. Income Taxes

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

         Net deferred tax assets consist of the following components as of September 30, 2004 and 2003:

                                                       2004            2003
                                                   ------------    ------------

         Deferred tax assets:
         NOL Carryover                             $    216,800    $    140,200

         Accrued Expenses                               125,390              --

         Deferred tax liabilities:                           --              --

         Valuation allowance                           (342,190)       (140,200)
                                                   ------------    ------------

         Net deferred tax asset                    $         --    $         --
                                                   ============    ============

                          NANOSCIENCE TECHNLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Income Taxes (continued)

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2004 and 2003 due to the following:

                                                       2004            2003
                                                   ------------    ------------

         Book Income                               $   (207,640)   $   (167,460)
         Stock for Services/Options Expense               2,650          37,540
         Meals and Entertainment                          3,000              --
         Valuation allowance                            201,990         129,920
                                                   ------------    ------------

                                                   $         --    $         --
                                                   ============    ============

         At September 30, 2004, the Company had net operating loss carryforwards of approximately $2,098,000 that may be offset against future taxable income from the year 2003 through 2024. No tax benefit has been reported in the September 30, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         g. Patents

         Qualifying patent costs totaling $19,162 have been capitalized at September 30, 2004. The patents which have been granted are being amortized over a period of 10 years. Costs associated with patent applications which are pending or are being developed are not being amortized. Amortization expense for the years ended September 30, 2004 and 2003 was $1,916 and $-0-. Net patent costs at September 30, 2004 and 2003 totaled $17,246 and $19,162, respectively.

         The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS No. 142, "Goodwill and Other Intangible Assets." Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

                          NANOSCIENCE TECHNLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2004 and 2003


NOTE 2 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $1,018,696 at September 30, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3-  EQUITY ACTIVITY

         On September 17, 1987, the Company issued 3,750,000 shares of $0.001 per value common stock to directors of the Company, for services, at $0.008 per share.

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

                          NANOSCIENCE TECHNLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2004 and 2003


NOTE 3-  EQUITY ACTIVITY (Continued)

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

         On October 10, 2003, the Company cancelled an aggregate of 12,846,373 shares of its previously issued common stock, pursuant to the terms of the Stock Purchase Agreement with NYU.

         In June 2004, the Company received $130,000 from an unrelated individual as payment for 86,667 shares of the Company's common stock (at $1.50 per share). However, before the shares could be properly issued, the Company began drafting a Private Placement Memorandum ("the PPM"), under which the Company would issue shares of common stock to various investors at $1.00 per share. Therefore, management deemed it most appropriate to issue shares to this investor under the terms of the PPM, at $1.00 per share, rather than according to the terms of the original subscription agreement, which was at $1.50 per share. As of September 30, 2004 the $130,000 received by the Company has been classified as a stock subscription payable, for which shares will be issued once the PPM has been executed.

                          NANOSCIENCE TECHNLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2004 and 2003


NOTE 3-  EQUITY ACTIVITY (Continued)

         In April 2004, the Company entered into an Investment Banking Agreement ("the Agreement") with Divine Capital Markets ("Divine") whereby Divine contracted to perform certain "financial advisory services" for a term of one year. In exchange for these services, the Company contracted to grant to Divine a total of 250,000 common stock warrants exercisable for five years with a strike price of $0.069 per share. Pursuant to the Agreement, the first 125,000 warrants were considered fully vested upon consummation of the Agreement. The remaining 125,000 warrants were to have been considered fully vested upon the closing of $1,000,000 in future financing within the scope of the Agreement. Subsequent to the consummation of the Agreement as a commitment fee, Divine was unable to secure financing for the Company, and the non-vested 125,000 common stock warrants were cancelled. The Company recognized an expense of $6,875 relating to the 125,000 common stock warrants granted to Divine.

NOTE 4-  RELATED PARTY TRANSACTIONS

         During the year ended September 30, 2003, a related party forgave certain Company debts totaling $30,367. This amount has been recorded as additional paid-in capital in the Company's financial statements.

         During the year ended September 30, 2004 certain shareholders entered into an agreement with the Company to cancel 12,846,373 shares of the Company's common stock in order to facilitate the consummation of the Licensing Agreement with New York University (see Note 5), as amended on November 11, 2003.

         During the year ended September 30, 2004, related parties lent the Company $320,060. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum.

                          NANOSCIENCE TECHNLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2004 and 2003


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

                           September 15, 2003         $  300,000
                           May 1, 2004                   315,000
                           May 1, 2005                   330,750
                           May 1, 2006                   347,288
                           May 1, 2007                   364,652
                                                      ----------

                                    Total             $1,657,690
                                                      ==========

         In connection with the Licensing Agreement, the Company also entered into a Stock Purchase Agreement, whereby in further consideration of entering into the License Agreement, the Company issued 4,812,377 shares of the Company's stock to NYU (see Note 3). These shares were valued at $0.02 per share, and were expensed as licensing fees expense.

         As an additional stipulation of the Agreement, the Company was required to pay $19,162 in cash to NYU, being 50% of all costs and fees incurred by NYU in relation to patents on its technology covered in the Agreement. This amount was capitalized by the Company, and is being amortized over a ten-year period.

NOTE 6 - SUBSEQUENT EVENTS

         CONSULTING SERVICES AGREEMENT

         Subsequent to September 30, 2004 the Company consummated a Consulting Services Agreement with Trilogy Capital Partners, Inc. ("Trilogy"). According to the terms of the Agreement, Trilogy would provide certain consulting, marketing, and media relations services for a fee of $10,000 per month. The Company made its first payment relating to this Agreement in October 2004.

                          NANOSCIENCE TECHNLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2004 and 2003


NOTE 6 - SUBSEQUENT EVENTS (Continued)

         EQUITY DISTRIBUTION AGREEMENT

         On December 13, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Agreement, the Company may, at its discretion and subject to certain conditions, periodically sell to Cornell shares of its common stock, for a total purchase price of up to $5.0 million. For each share of Common Stock purchased under the Agreement, Cornell will pay the Company 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Common Stock is traded for the 5 trading days immediately following the relevant notice date. Cornell will also retain 5% of each advance under the Agreement.

         In addition, Cornell received a one-time commitment fee in the form of 125,000 shares of common stock on December 13, 2004, piggy-back registration rights with respect to such shares, and a non-refundable due diligence fee of $2,500.

         The Company is also obligated to pay Newbridge Securities Corporation a fee of 5,556 shares of common stock equal to $10,000 based on the volume weighted average price of the common stock on December 13, 2004 under a separate placement agent agreement relating to the Agreement.

         SECURITIES PURCHASE AGREEMENT

         On December 13, 2004, the Company entered into a Securities Purchase Agreement with Highgate House, LP and Montgomery Equity Partners, LP, each a Delaware limited partnership. Pursuant to the Agreement, the Company issued $500,000 in convertible debentures dated December 13, 2004, and shall issue an additional $500,000 in such convertible debentures within five days of the effectiveness of a registration statement related to the shares of common stock issuable upon conversion of such convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. At maturity, the outstanding principal and accrued and unpaid interest under the debentures are, at the Company's option, to be either repaid by the Company in cash or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

         INVESTOR REGISTRATION RIGHTS AGREEMENT

         Pursuant to the terms of an Investor Registration Rights Agreement dated December 13, 2004 the Company is obligated to prepare and file with the SEC a registration statement on Form S-1 or Form SB-2 in order to formally register of the shares of common stock issuable upon conversion of Convertible Debentures, and fee shares.

         The Company is obligated to maintain the effectiveness of this registration statement until either all of the registrable securities are eligible to be sold pursuant to Rule 144(k), or the date on which the investor shall have sold all of the common stock covered by such registration statement, whichever period is shorter.

         In the event such registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC within 120 days of the closing date, or if after the registration statement has been declared effective by the SEC, sales cannot be made pursuant to the registration statement, the Company will be obligated to pay as liquidated damages to the holder, at the holder's option, either a cash amount or shares of the Company's common stock equal to 2% of the liquidated value of the convertible debentures outstanding for each 30-day period after the relevant deadline until the filing or effectiveness requirement is satisfied.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Our executive officers and directors are as follows:

            NAME                AGE          POSITION
            ----                ---          --------
        David Rector             58          President, C.E.O. and Director
        Albert Passner           66          Director
        Steven Katz              56          Chairman of the Board of Directors

        David Rector             58          Chief Accounting Officer

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

        The business experience of each of the persons listed above during the past five years is set forth below:

        ALBERT PASSNER is a consultant in the fields of physics and engineering following an illustrious career at Lucent/AT&T Bell Labs. Among his many achievements with a Lucent team were: the development of ultra-low noise amplifiers used to measure transistor noise; the design of the world's most powerful pulsed electromagnet; produced a positron plasma in the laboratory; produced the first optical bi-stability in a semi-conductor; produced the first transverse lasing in a semi-conductor thin film and demonstrated that stellar images could be corrected in real time using an electronically deformed mirror. In addition, Mr. Passner has authored and co-authored more than fifty publications. Prior to his thirty plus years at Lucent /AT&T Bell Labs, Mr. Passner served as an engineer at RCA (1961-1963) and a Member of Staff at Princeton-Penn Accelerator in Princeton, NJ (1963 - 1969). He received a BS in Physics from CCNY in 1960 and an MS in Physics from NYU in 1966.

        STEVEN KATZ is President of Steven Katz & Associates, Inc., a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. Mr. Katz has been President of Steven Katz & Associates, Inc. since 1982 and is presently a member of the Boards of Directors of a number of publicly-held corporations and several private companies. From January 2000 to October 2001, Mr. Katz was also President and Chief Operating Officer of Senesco Technologies, Inc., an American Stock Exchange company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a biomaterials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to
1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969.

        DAVID RECTOR Since 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Mr. Rector currently serves as a member of the Board of Directors of Senseco Technologies, Inc., an American Stock Exchange biotech agricultural and life sciences company developing technology in the area of cell death genomics addressing agricultural applications and human chronic diseases including cancer, heart disease, glaucoma, arthritis, among others. Mr. Rector also serves as a Director of Superior Galleries, Inc., a publicly traded company. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, a wholly-owned subsidiary of Reckitt & Coleman, N.A. From 1980 until 1983, Mr. Rector served Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles with Crown Zellerbach Corporation, a multi-billion dollar pulp and paper Industry corporation. Mr. Rector received a Bachelor of Science degree in business/ finance from Murray State University in 1969.


ITEM 10.   EXECUTIVE COMPENSATION

        We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors. We paid salaries or other compensation to our officers, directors or employees of $55,500 and $-0-for the years ended September 30, 2004 and 2003, respectively. Further, on August 1, 2004 we entered into an employment agreement with our President, CEO and director. Additional agreements are anticipated in the next twelve months. We expect that our directors will defer any compensation until such time as business and financial conditions warrant. As of the date hereof, no person has accrued any compensation.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table provides information, to the best of our knowledge as of December 15, 2004, regarding beneficial ownership of our common stock by:

        o each person known to us to own beneficially more than 5% of our common stock;

        o   each of the named executive officers;

        o   each or our directors; and

        o   all executive officers and directors as a group.

   NAME AND ADDRESS                   AMOUNT AND NATURE OFPERCENT
   OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP           OF CLASS(1)
   -------------------                ---------------------------    -----------
   Edward F. Cowle *                          1,453,000                 13.4%
     300 Park Avenue, Suite 1712
     New York, NY 10022

   J. Rockwell Smith *                           26,581                   .2%
     P.O. Box 3033
     Park City, UT 84060

   Jim Ruzicka *                                 15,000                   .1%
     P.O. Box 3813
     Park City, UT 84060

   New York University                        4,812,377                 44.4%
     Office of Industrial Liaison
     650 First Avenue, 6th Floor
     New York, NY 10016

   Viking Investment Group II, LTD.(2)        1,067,876                  9.8%
     630 Third Avenue, 5th Floor
     New York, NY 10017

   H. Deworth Williams                        1,000,360                  9.2%
     56 West 400 South, Suite 220
     Salt Lake City, UT 84101

   Defiance Capital, L.L.C.(3)                  740,000                  6.8%
     1180 Avenue of the Americas,
     14th Floor,
     New York, NY 10036

   Defiance Fund Ltd(3)                         305,548                  2.8%
     Caracasbaaiweg 199
     P.O. Box 6050
     Curacao, Netherlands Antilles

   All directors and executive officers         80,000                      .7%
     as a group (4 persons)

----------
*  Director and/or executive officer

   Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

   (1) Based upon 10,846,946 shares of common stock outstanding on January 23, 2003.

   (2)      Viking Investment Group II, LTD. is an unrelated private investor.

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

        In October 2003, our former President, Edward F. Cowle, was one of four investors that participated in the private placement of our common stock. Mr. Cowle purchased 305,548 shares for the purchase price of $100,000 each. We used the proceeds from the private placement to make the initial payment to NYU under the License Agreement and related expenses.

        In July and August 2004, we received loans of $450,060 were received from major shareholders and directors of our company. The loans are unsecured, due upon demand and accrue interest at 10% per annum. We are seeking to convert the loans to equity or repayment them from proceeds of an equity financing.

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

            (b)       Reports on Form
                      8-K None.


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

        AUDIT FEES

        The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended September 30, 2004 and 2003, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30 and March 31, 2004 and December 31, 2003 were $19,500.

        AUDIT RELATED FEES

        For the fiscal years ended September 30, 2004 and 2003, the aggregate fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

        TAX FEES

        For the fiscal years ended September 30, 2004 and 2003, the aggregate fees billed by H J & Associates for tax compliance, tax advice and tax planning totaled $-0-.

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

                                                  NANOSCIENCE TECHNOLOGIES, INC.



                                         By:      /s/   DAVID RECTOR
                                            ------------------------------------
                                                   DAVID RECTOR
                                                   President and Director
                                                   (Chief Executive Officer)
Dated:  January 7, 2005


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                TITLE                       DATE
            ---------                -----                       ----

By:  /s/   DAVID RECTOR                                   President and Director
   ----------------------                                 January 7, 2005
       DAVID RECTOR         (Chief Executive Officer)



By:  /s/   DAVID RECTOR                                   President and Director
   ----------------------                                 January 7, 2005
       DAVID RECTOR        (Principal Accounting Officer)