Form 10QSB
period 2004-12-31
NANOSCIENCE TECHNOLOGIES INC
filed 2005-02-11
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ____ TO

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

                                 (212) 332-3443
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    CLASS                 OUTSTANDING AS OF DECEMBER 31, 2004

         Common Stock, $.001 par value                10,971,946

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

TABLE OF CONTENTS

HEADING                                                                     PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................   3

             Balance Sheets December 31, 2004 (unaudited)
               and September 30, 2004.....................................   4

             Statements of Operations - three months ended
                December 31, 2004 and 2003 and the period
                from inception on September 14, 1987 through
                December 31, 2004 (unaudited).............................   5

             Statements in Changes in Stockholders' Equity
                (Deficit) - for the period September 14, 1987
                through December 31, 2004 (unaudited).....................   6

             Statements of Cash Flows - three months ended
                December 31, 2004 and 2003 and the period from
                inception on September 14, 1987 through
                December 31, 2004 (unaudited).............................     8

             Notes to Financial Statements ...............................     9

Item 2.  Management's Discussion and Analysis and Results of Operations...    10

Item 3.  Controls and Procedures..........................................    11


                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................    12

Item 2.  Changes in Securities and Use of Proceeds........................    12

Item 3.  Defaults Upon Senior Securities..................................    12

Item 4.  Submission of Matters to a Vote of Securities Holders............    12

Item 5.  Other Information................................................    12

Item 6.  Exhibits and Reports on Form 8-K.................................    13

         Signatures.......................................................    14

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         The accompanying balance sheet of Nanoscience Technologies, Inc. at December 31, 2004, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended December 31, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2005.





                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                     December 31,  September 30,
                                                         2004           2004
                                                     -----------   ------------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                              $   366,860    $    11,590
   Prepaid expenses                                        2,161          3,000
                                                     -----------    -----------

          Total Current Assets                           369,021         14,590
                                                     -----------    -----------

OTHER ASSETS

   Lease deposit                                             550            550
   Patents, net                                           16,965         17,246
                                                     -----------    -----------

          Total Other Assets                              17,515         17,796
                                                     -----------    -----------

          TOTAL ASSETS                               $   386,536    $    32,386
                                                     ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Accounts payable and accrued expenses             $    78,878    $    24,748
   Interest payable                                       16,098          6,524
   Notes payable                                         685,000        165,000
   Notes payable - related parties                       155,060        155,060
                                                     -----------    -----------

          Total Current Liabilities                      935,036        351,332
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized,
     at $0.001 par value, 10,971,946 and 10,846,946
     shares issued and outstanding, respectively          10,972         10,847
   Additional paid-in capital                            777,528        558,903
   Stock subscriptions payable                           130,000        130,000
   Deficit accumulated during the development stage   (1,467,000)    (1,018,696)
                                                     -----------    -----------

          Total Stockholders' Equity (Deficit)          (548,500)      (318,946)
                                                     -----------    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                         $   386,536    $    32,386
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.

                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                  From Inception
                                                                      of the
                                                                    Development
                                                                     Stage on
                                     For the Three Months Ended    September 14,
                                         December 31,              1987 through
                                    ----------------------------   December 31,
                                        2004            2003           2004
                                    ------------    ------------   -------------


REVENUES                            $         --    $         --    $        --

OPERATING EXPENSES

   General and administrative            438,406          23,143        745,854
   Research and development                   --              --        615,000
   Licensing fees                             --              --         96,248
                                    ------------    ------------    -----------

          Total Operating Expenses       438,406          23,143      1,457,102
                                    ------------    ------------    -----------

LOSS FROM OPERATIONS                    (438,406)        (23,143)    (1,457,102)
                                    ------------    ------------    -----------

OTHER EXPENSES

   Interest expense                       (9,898)             --         (9,898)
                                    ------------    ------------    -----------

          Total Other Expenses            (9,898)             --         (9,898)
                                    ------------    ------------    -----------

NET LOSS                            $   (448,304)   $    (23,143)   $(1,467,000)
                                    ============    ============    ===========


BASIC LOSS PER SHARE                $      (0.04)   $      (0.00)
                                    ============    ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                  10,868,685      10,846,946
                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                        From Inception
                                                                                            of the
                                                                                         Development
                                                                                           Stage on
                                                          For the Three Months Ended    September 14,
                                                                 December 31,            1987 Through
                                                         ----------------------------    December 31,
                                                             2004            2003            2004
                                                         ------------    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                              $   (448,304)   $    (23,143)   $ (1,467,000)

   Adjustments to reconcile net loss to
     net cash used by operating activities:
          Common stock issued for services and fees           218,750              --         345,448
          Common stock warrants granted for services               --              --           6,875
          Amortization expense                                    281             281           2,197
          Services contributed by shareholder                      --              --             290
   Changes in operating assets and liabilities:
          (Increase) decrease in prepaid expenses                 839              --          (2,161)
          Increase (decrease) in accounts payable
            and accrued expenses                               63,704         (16,451)         94,976
                                                         ------------    ------------    ------------

                Net Cash Used by Operating Activities        (164,730)        (39,313)     (1,019,375)
                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash paid for lease deposits                              --              --            (550)
         Cash paid for patents                                     --              --         (19,162)
                                                         ------------    ------------    ------------

                Net Cash Used by Investing Activities              --              --         (19,712)
                                                         ------------    ------------    ------------

CASH FLOWS FROM FINIANCING ACTIVITIES

         Proceeds from notes payable                          520,000              --         715,367
         Proceeds from notes payable - related parties             --              --         155,060
         Proceeds from stock subscriptions payable                 --              --         130,000
         Common stock issued for cash                              --              --         405,520
                                                         ------------    ------------    ------------

               Net Cash Provided by Operating
                 Activities                                   520,000              --       1,405,947
                                                         ------------    ------------    ------------

         NET DECREASE IN CASH                                 355,270         (39,313)        366,860

         CASH AT BEGINNING OF PERIOD                           11,590          80,738              --
                                                         ------------    ------------    ------------

         CASH AT END OF PERIOD                           $    366,860    $     41,425    $    366,860
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                        From Inception
                                                                                            of the
                                                                                         Development
                                                                                           Stage on
                                                          For the Three Months Ended    September 14,
                                                                 December 31,            1987 Through
                                                         ----------------------------    December 31,
                                                             2004            2003            2004
                                                         ------------    ------------   -------------
SUPPLIMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:

       Interest                                           $         --   $         --    $        --
       Income Taxes                                       $         --   $         --    $        --

   NON-CASH FINANCING ACTIVITIES

       Forgiveness of debt by related party               $         --   $         --    $    30,367
       Common stock issued for services and fees          $    218,750   $         --    $   345,448
       Common stock warrants granted for services         $         --   $         --    $     6,875



   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

            The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2004 and 2003, and for all periods presented herein, have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements. The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

            The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $1,467,000 at December 31, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 - EQUITY ACTIVITY

            On September 18, 2003, the Company sold 1,222,192 common shares for cash at $0.33 per share, or an aggregate of $400,000.

            Additionally, on September 18, 2003, the Company entered into a Stock Purchase Agreement with New York University (NYU) whereby it issued 4,812,377 shares of common stock to NYU as partial consideration for certain licensing rights related to NYU-developed technologies.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 3 -    EQUITY ACTIVITY (Continued)

            On  October  10,  2003,  the  Company   cancelled  an  aggregate  of
            12,846,373 shares of its previously issued common stock, pursuant to the terms of the Stock Purchase Agreement with NYU.

            In April 2004, the Company entered into an Investment Banking Agreement ("the Agreement") with Divine Capital Markets ("Divine") whereby Divine contracted to perform certain "financial advisory services" for a term of one year. In exchange for these services, the Company contracted to grant to Divine a total of 250,000 common stock warrants exercisable for five years with a strike price of $6.88 per share. Pursuant to the Agreement, the first 125,000 warrants were considered fully vested upon consummation of the Agreement as a commitment fee. The remaining 125,000 warrants were to have been considered fully vested upon the closing of $1,000,000 in future financing within the scope of the Agreement. Subsequent to the consummation of the Agreement, Divine was unable to secure financing for the Company, and the non-vested 125,000 common stock warrants were cancelled. The Company recognized an expense of $6,875 relating to the 125,000 common stock warrants granted to Divine.

            In July 2004, the Company received $130,000 from an unrelated individual as payment for 86,667 shares of the Company's common stock (at $1.50 per share). However, before the shares could be properly issued, the Company began drafting a Private Placement Memorandum ("the PPM"), under which the Company would issue shares of common stock to various investors at $1.00 per share. Therefore, management deemed it most appropriate to issue shares to this investor under the terms of the PPM, at $1.00 per share, rather than according to the terms of the original subscription agreement, which was at $1.50 per share. As of December 31, 2004 the $130,000 received by the Company has been classified as a stock subscription payable.

            In  December   2004,  the  Company  issued  125,000  shares  of  its
            previously unissued common stock as payment of a commitment fee to Cornell Capital (see Note 6).

NOTE 4-     RELATED PARTY TRANSACTIONS

            During the year ended September 30, 2004 certain shareholders entered into an agreement with the Company to cancel 12,846,373 shares of the Company's common stock in order to facilitate the consummation of the Licensing Agreement with New York University, as amended on November 11, 2003. In connection with this transaction, the Company recognized an expense of $0.02 per cancelled share, for an aggregate expense of $256,927, in the first quarter of its 2004 fiscal year.

            During the year ended September 30, 2004, related parties lent the Company $155,060. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


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

NOTE 6 -    SIGNIFICANT EVENTS

            Consulting Services Agreement
            -----------------------------

            Subsequent to September 30, 2004 the Company consummated a Consulting Services Agreement with Trilogy Capital Partners, Inc. ("Trilogy"). According to the terms of the Agreement, Trilogy will provide certain consulting, marketing, and media relations services for a fee of $10,000 per month. The Company made its first payment relating to this Agreement in November 2004.

            Equity Distribution Agreement
            -----------------------------

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 6 -    SIGNIFICANT EVENTS (Continued)

            Equity Distribution Agreement (Continued)
            -----------------------------------------

            In addition, Cornell received a one-time commitment fee in the form of 125,000 shares of common stock on December 13, 2004, piggy-back registration rights with respect to such shares (see Note 3), and a non-refundable due diligence fee of $2,500.

            The Company is also obligated to pay Newbridge Securities Corporation a fee of 5,556 shares of common stock equal to $10,000 based on the volume weighted average price of the common stock on December 13, 2004 under a separate placement agent agreement relating to the Agreement. This amount has been accrued in accounts payable at December 31, 2004.

            Securities Purchase Agreement
            -----------------------------

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

            Investor Registration Rights Agreement
            --------------------------------------

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

      Further, on September 18, 2003, we sold an aggregate of 1,222,192 shares of our authorized but previously unissued common stock in a private placement to four accredited investors (305,548 shares each) for the aggregate purchase price of $400,000. We used the funds to make the initial $300,000 payment to NYU under the License Agreement, the payment of various expenses and fees related to finalization and execution of the License Agreement, professional fees, and for working capital. In 2004, we borrowed $785,000 from shareholders to finance our operations and to pay our obligation under the NYU license agreement.

      We intend to sublicense the technology we acquired from NYU and to sublicense any newly developed technology to companies which have the financial resources to economically market the related products to the public. We do not intend to market the products ourselves. We expect that the licensees will pay us royalties as a percentage of their sales of any products which use our technology.

      During the next 12 months, we will have to raise sufficient funds to meet our ongoing operating expenses as well as to providing additional funding to NYU. Under the terms of the Research and License Agreement, we are obligated to provide to NYU additional funding of $330,750 on or before May 1, 2005. We currently intend to raise these funds by the sale of our common stock.

      As of the date hereof, we have one full-time employee and have plans for retaining employees as our business warrants the expense, or when the technology developed pursuant to our License Agreement becomes commercially feasible. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations. Currently, our sole full time employee is our President and CEO. In the next twelve months we plan to fill the following positions with full time employees:

     Vice President, Corporate Development and Licensing - Material Sciences

     Vice President, Corporate Development and Licensing - Life Sciences

     Director, Technology and Product Development

     Chief Financial Officer and  Controller

      In the opinion of management, inflation has not and will not have a material effect on our business and operations in the immediate future.

RESULTS OF OPERATIONS

      For the three month period ended December 31, 2004, we did not have any revenues and incurred a net loss of $448,304 compared to a loss of $23,143 for the three month period ended December 31, 2003. The increase in net loss was primarily due to our decision to enter into the licensing and development of Nanotechnology. In order to develop the technology we have engaged several consultants to help us raise the capital we need. $218,750 of these fees were paid in shares of our common stock. We incurred total consulting expense of $280,266 in the three months ended December 31, 2004 compared to $-0- in 2003. In 2003, we incurred legal and accounting expenses of $21,836 in connection with the licensing agreement and our securities filings compared to $7,064 in the most recent quarter. We also hired our President and CFO in the summer of 2004. We incurred compensation related expenses for him of $23,983 in 2004. We had no such expense in 2003. Management anticipates that general and administrative expenses will be approximately $30,000 per month for the remainder of our fiscal year ending September 30, 2005.

      We had a net increase in cash during the three months ended December 31, 2004 of $355,270, compared to a net decrease of $39,313 in 2003. The increase was primarily due to the $500,000 note we consummated with High Gate Capital and Montgomery Equity.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004, we had cash on hand of $366,860 compared to $11,590 as of September 30, 2004. The increase in cash was due to the borrowing of $500,000 in funds from unrelated parties. Our liabilities exceeded our cash by $480,202 at December 31, 2004. We also have the obligation to pay $330,750 to NYU on May 1, 2005. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements to NYU from the sale of shares of our common stock. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

      We have accumulated approximately $2,448,000 of net operating loss carryforwards as of December 31, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2024. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2004 or the three month period ended December 31, 2004 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      In December 2004, the Company issued 125,000 shares of its previously unissued common stock as payment of a commitment fee to Cornell Capital.

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

                                      NANOSCIENCE  TECHNOLOGIES,  INC.

Date:  February 9, 2005               By:    /s/ DAVID RECTOR
                                         ----------------------
                                               DAVID RECTOR
                                      President, C.E.O. and Director



Date:  February 9, 2005               By:    /s/ DAVID RECTOR
                                         ----------------------
                                               DAVID RECTOR
                                               Secretary/Treasurer, and Director
                                               (Principal Accounting Officer)