Form 10QSB
period 2005-03-31
NANOSCIENCE TECHNOLOGIES INC
filed 2005-05-13
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2005

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
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  CLASS                       OUTSTANDING AS OF MARCH 31, 2005

       Common Stock, $.001 par value                    11,101,946

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

TABLE OF CONTENTS

HEADING                                                                                                   PAGE
-------                                                                                                   ----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets March 31, 2005(unaudited) and September 30, 2004.....................      4

                  Unaudited Statements of Operations - three months and six months ended March 31,
                  2005 and 2004 and the period from inception on September 14, 1987 through
                  March 31, 2005......................................................................      5

                  Unaudited Statements of Cash Flows - three months and six months ended March 31,
                  2005 and 2004 and the period from inception on September 14, 1987 through
                  March 31, 2005......................................................................      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Plan of Operations..............................     13

Item 3.      Controls and Procedures..................................................................     15


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Changes in Securities and Use of Proceeds................................................     15

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     16

             Signatures...............................................................................     17

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         The accompanying balance sheet of Nanoscience Technologies, Inc. at March 31, 2005, related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ended March 31, 2005 and 2004, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and six months ended March 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2005.







                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                         March 31,      September 30,
                                                                          2005                2004
                                                                       -----------      -------------
                                                                       (Unaudited)

CURRENT ASSETS

      Cash                                                             $   180,432       $    11,590
      Prepaid expenses                                                       4,488             3,000
                                                                       -----------       -----------

             Total Current Assets                                          184,920            14,590
                                                                       -----------       -----------

PROPERTY & EQUIPMENT, NET                                                    4,849                --
                                                                       -----------       -----------

OTHER ASSETS

      Lease deposit                                                            550               550
      Patents, net                                                          16,684            17,246
                                                                       -----------       -----------

             Total Other Assets                                             17,234            17,796
                                                                       -----------       -----------

             TOTAL ASSETS                                              $   207,003       $    32,386
                                                                       ===========       ===========



            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable and accrued expenses                            $    45,162       $    24,748
      Interest payable                                                      25,672             6,524
      Notes payable                                                        680,000           165,000
      Notes payable - related parties                                      155,060           155,060
                                                                       -----------       -----------

             Total Current Liabilities                                     905,894           351,332
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 100,000,000 shares authorized,
        at $0.001 par value, 11,101,946 and 10,846,946
        shares issued and outstanding, respectively                         11,102            10,847
      Additional paid-in capital                                           907,398           558,903
      Stock subscriptions payable                                               --           130,000
      Deficit accumulated during the development stage                  (1,617,391)       (1,018,696)
                                                                       -----------       -----------

             Total Stockholders' Equity (Deficit)                         (698,891)         (318,946)
                                                                       -----------       -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                        $   207,003       $    32,386
                                                                       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                    From Inception
                                                                                                                        of the
                                                                                                                   Development Stage
                                               For the Three Months Ended          For the Six Months Ended        on September 14,
                                                       March 31,                          March 31,                  1987 through
                                            ------------------------------     ------------------------------          March 31,
                                                2005              2004             2005              2004                2005
                                            ------------      ------------     ------------      ------------      -----------------

REVENUES                                    $         --      $        --      $        --       $        --         $        --

OPERATING EXPENSES

       Officer compensation                       38,849            12,948           70,948            12,948              94,390
       Professional fees                          58,965            18,502           81,030            40,337             183,592
       Outside consultants                        10,000                --          365,266                --             372,141
       General and administrative                 31,745             5,132           60,720             6,440             235,289
       Research and development                       --                --               --                --             615,000
       Licensing fees                                 --                --               --                --              96,248
                                            ------------      ------------     ------------      ------------        ------------

              Total Operating Expenses           139,559            36,582          577,964            59,725           1,596,660
                                            ------------      ------------     ------------      ------------        ------------

LOSS FROM OPERATIONS                            (139,559)          (36,582)        (577,964)          (59,725)         (1,596,660)
                                            ------------      ------------     ------------      ------------        ------------

OTHER EXPENSES

       Interest expense                          (10,832)               --          (20,731)                              (20,731)
                                            ------------      ------------     ------------      ------------        ------------

              Total Other Expenses               (10,832)               --          (20,731)               --             (20,731)
                                            ------------      ------------     ------------      ------------        ------------

NET LOSS                                    $   (150,391)     $    (36,582)    $   (598,695)     $    (59,725)       $ (1,617,391)
                                            ============      ============     ============      ============        ============


BASIC LOSS PER SHARE                        $      (0.01)     $      (0.00)    $      (0.05)     $      (0.00)
                                            ============      ============     ============      ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          11,101,946        10,846,946       10,974,446        12,046,882
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                                                   From Inception
                                                                                                                       of the
                                                                                                                  Development Stage
                                                                        For the Six Months ended                  on September 14,
                                                                               March 31,                            1987 Through
                                                                    ---------------------------------                 March 31,
                                                                        2005                 2004                       2005
                                                                    ------------         ------------           -------------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                      $   (598,695)        $    (59,725)            $  (1,617,391)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Common stock issued for services and fees                   218,750                   --                   345,448
             Common stock warrants granted for services                       --                   --                     6,875
             Depreciation and amortization expense                           644                  562                     2,560
             Services contributed by shareholder                              --                   --                       290
      Changes in operating assets and liabilities:
             Increase in prepaid expenses                                 (1,488)                  --                    (4,488)
             Increase (decrease) in accounts payable
               and accrued expenses                                       39,562              (19,090)                   70,834
                                                                    ------------         ------------             -------------

                   Net Cash Used by Operating Activities                (341,227)             (78,253)               (1,195,872)
                                                                    ------------         ------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES

             Cash paid for lease deposits                                      -                   --                      (550)
             Cash paid for patents and equipment                          (4,931)                  --                   (24,093)
                                                                    ------------         ------------             -------------

                   Net Cash Used by Investing Activities                  (4,931)                  --                   (24,643)
                                                                    ------------         ------------             -------------

CASH FLOWS FROM FINIANCING ACTIVITIES

             Increase in notes payable - related parties                      --                1,184                   155,060
             Proceeds from notes payable                                 525,000                   --                   720,367
             Repayment of notes payable                                  (10,000)                  --                   (10,000)
             Common stock issued for cash                                     --                   --                   535,520
                                                                    ------------         ------------             -------------

                   Net Cash Provided by Operating
                     Activities                                          515,000                1,184                 1,400,947
                                                                    ------------         ------------             -------------

             NET INCREASE (DECREASE) IN CASH                             168,842              (77,069)                  180,432

             CASH AT BEGINNING OF PERIOD                                  11,590               80,738                        --
                                                                    ------------         ------------             -------------

             CASH AT END OF PERIOD                                  $    180,432         $      3,669             $     180,432
                                                                    ============         ============             =============


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                                                                                 From Inception
                                                                                                                    of the
                                                                                                                Development Stage
                                                                       For the Six Months Ended                  on September 14,
                                                                               March 31,                          1987 Through
                                                                    ----------------------------------              March 31,
                                                                         2005                 2004                    2005
                                                                    -------------         ------------           --------------

SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

      CASH PAID FOR:

             Interest                                               $          --        $           --          $           --
             Income Taxes                                           $          --        $           --          $           --

      NON-CASH FINANCING ACTIVITIES

             Forgiveness of debt by related party                   $          --         $          --          $       30,367
             Common stock issued for services and fees              $     218,750         $          --          $      345,448
             Common stock warrants granted for services             $          --         $          --          $        6,875


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

            The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005 and 2004, and for all periods presented herein, have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

            The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of approximately $1,617,000 at March 31, 2005, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

            Additionally, on September 18, 2003, the Company entered into a Stock Purchase Agreement with New York University (NYU) whereby it issued 4,812,377 shares of common stock to NYU as partial consideration for certain licensing rights related to NYU-developed technologies. These shares were valued at $0.02 per share or $96,248 which amount was expensed as license fees.

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

            In June 2004, the Company received $130,000 from an unrelated individual as payment for 86,667 shares of the Company's common stock (at $1.50 per share). However, before the shares could be properly issued, the Company began drafting a Private Placement Memorandum ("the PPM"), under which the Company would issue shares of common stock to various investors at $1.00 per share. Therefore, management deemed it most appropriate to issue shares to this investor under the terms of the PPM, at $1.00 per share, rather than according to the terms of the original subscription agreement, which was at $1.50 per share. As of December 31, 2004 the $130,000 received by the Company had been classified as a stock subscription payable. In January 2005, the Company issued 130,000 shares of its previously unissued common stock for cash at $1.00 per share in satisfaction of the subscription payable.

            In December 2004, the Company issued 125,000 shares of its previously unissued common stock as payment of a commitment fee to Cornell Capital (see Note 6). The shares were valued at $1.75 per share for a total value of $218,750 which amount was expensed.

            On April 28, 2005, the Company and the Investors agreed to amend and restate the convertible debentures issued on December 13, 2004 by issuing on such date two convertible debentures each in the principal amount of $254,623.29 (representing the original principal amount of $250,000 plus interest thereon through April 28, 2005) to the Investors in replacement of the initial convertible debentures which were amended and restated thereby.

            The convertible debentures were amended in each case to change the Conversion Price under the convertible debentures to equal $1.20 (subject to weighted average anti-dilution protection) and to extend the maturity date of all of the convertible debentures to April 28, 2008; provided, however, upon the occurrence of an event of default under the convertible debentures that remains uncured for a period of ten days from the date of notice to the Company thereof, the Conversion Price shall be adjusted to $0.20 per share of Common Stock.

            In addition, on April 28, 2005, the Company and the Investors closed the funding of Tranche 2, resulting in net proceeds to the Company of $300,000 after payment of a $50,000 structuring fee, $10,000 in legal fees and the placement of $140,000 in escrow to be released to the Company two days prior to the filing of the registration statement covering the resale of the shares issuable upon conversion of the convertible debentures.

            Pursuant to Joint Disbursement Instructions dated April 28, 2005, entered by the Company and the Investors, the parties agreed to amend the Investor Registration Rights Agreement dated December 13, 2005 among such parties to extend the date by which the Company is obligated to file the registration statement with the Securities and Exchange Commission to June 6, 2005.

NOTE 4 -    RELATED PARTY TRANSACTIONS

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 5 -    LICENSING AGREEMENT

            In September 2003, the Company entered into a Research and License Agreement with New York University (hereafter "NYU") as amended, whereby NYU granted to the Company certain rights in respect of pre-existing inventions and intellectual property to be generated by a designated research project being conducted by NYU relating to DNA technology. As consideration for these inventions and technology, the Company is required to pay NYU a royalty fee relating to sales generated using technology developed by NYU. Additionally, the Company agreed to provide funding for NYU totaling $1,657,690 in installments commencing on September 15, 2003 through May 1, 2007 as follows:

                 September 15, 2003                    $   300,000
                 May 1, 2004                               315,000
                 May 1, 2005                               330,750
                 May 1, 2006                               347,288
                 May 1, 2007                               364,652
                                                       -----------

                          Total                        $ 1,657,690
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

NOTE 6 -    SIGNIFICANT EVENTS

            CONSULTING SERVICES AGREEMENT

            Subsequent to September 30, 2004 the Company consummated a Consulting Services Agreement with Trilogy Capital Partners, Inc. ("Trilogy"). According to the terms of the Agreement, Trilogy was to provide certain consulting, marketing, and media relations services for a fee of $10,000 per month. The Company made its first payment relating to this Agreement in October 2004. As of January 2005, this agreement has been cancelled.

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

            The Company was also obligated to pay Newbridge Securities Corporation a fee of 5,556 shares of common stock equal to $10,000 based on the volume weighted average price of the common stock on December 13, 2004 under a separate placement agent agreement relating to the Agreement. This amount has been accrued in accounts payable at March 31, 2005.

            SECURITIES PURCHASE AGREEMENT

            On December 13, 2004, the Company entered into a Securities Purchase Agreement with Highgate House Funds, LP and Montgomery Equity Partners, LP, each a Delaware limited partnership (collectively, the "Investors"). Pursuant to the Agreement, the Company issued $500,000 in convertible debentures dated December 13, 2004, and shall issue an additional $500,000 in such convertible debentures ("Tranche 2") within five days of the effectiveness of a registration statement related to the shares of common stock issuable upon conversion of such convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. At maturity, the outstanding principal and accrued and unpaid interest under the debentures are, at the Company's option, to be either repaid by the Company in cash or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 7 -    SUBSEQUENT EVENTS

            On April 28, 2005, the Company and the Investors agreed to amend and restate the convertible debentures issued on December 13, 2004 by issuing on such date two convertible debentures each in the principal amount of $254,623.29 (representing the original principal amount of $250,000 plus interest thereon through April 28, 2005) to the Investors in replacement of the initial convertible debentures which were amended and restated thereby.

            The convertible debentures were amended in each case to change the Conversion Price under the convertible debentures to equal $1.20 (subject to weighted average anti-dilution protection) and to extend the maturity date of all of the convertible debentures to April 28, 2008; provided, however, upon the occurrence of an event of default under the convertible debentures that remains uncured for a period of ten days from the date of notice to the Company thereof, the Conversion Price shall be adjusted to $0.20 per share of Common Stock.

            In addition, on April 28, 2005, the Company and the Investors closed the funding of Tranche 2, resulting in net proceeds to the Company of $300,000 after payment of a $50,000 structuring fee, $10,000 in legal fees and the placement of $140,000 in escrow to be released to the Company two days prior to the filing of the registration statement covering the resale of the shares issuable upon conversion of the convertible debentures.

            Pursuant to Joint Disbursement Instructions dated April 28, 2005, entered by the Company and the Investors, the parties agreed to amend the Investor Registration Rights Agreement dated December 13, 2005 among such parties to extend the date by which the Company is obligated to file the registration statement with the Securities and Exchange Commission to June 6, 2005.

            In May 2005, the Company entered into an amendment of the Research and License Agreement with New York University whereby it paid $230,750 of the payment due on May 1, 2005 and received an extension of time until November 1, 2005 to pay the balance of $100,000.

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

         During the next 12 months, we will have to raise sufficient funds to meet our ongoing operating expenses as well as to providing additional funding to NYU. Under the terms of the Amended Research and License Agreement, we provided to NYU additional funding of $230,750 and an additional $100,000 is due on or before November 1, 2005. We currently intend to raise these funds by the sale of our common stock.

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

RESULTS OF OPERATIONS

         For the three month period ended March 31, 2005, we did not have any revenues and incurred a net loss of $150,391 compared to a loss of $36,582 for the three month period ended March 31, 2004. The increase in net loss was primarily due to our decision to enter into the licensing and development of Nanotechnology. In order to develop the technology we have engaged several consultants to help us raise the capital we need. We incurred total consulting expense of $10,000 in the three months ended March 31, 2005 compared to $-0- in 2004. In 2005, we incurred professional fees of $58,965 in connection with the licensing agreement and our securities filings compared to $18,502 in 2004. We also hired our President and CFO in the summer of 2004. We incurred compensation related expenses for him of $38,849 in 2005. We had $12,948 of expenses in 2004 to our prior President and CFO. Management anticipates that general and administrative expenses will be approximately $30,000 per month for the remainder of our fiscal year ending September 30, 2005. For the three months ended March 31, 2005 we accrued $10,832 of interest expense on the debt we have incurred to finance our research efforts. We had no interest expense in 2004.

         For the six month period ended March 31, 2005, we did not have any revenues and incurred a net loss of $598,695 compared to a loss of $59,725 for the six month period ended March 31, 2004. The increase in net loss was primarily due to our decision to enter into the licensing and development of Nanotechnology. In order to develop the technology we have engaged several consultants to help us raise the capital we need. $218,750 of these fees were paid in shares of our common stock. We incurred total consulting expense of $365,266 in the six months ended March 31, 2005 compared to $-0- in 2004. In FY2004, we incurred professional fees of $81,030 in connection with the licensing agreement and our securities filings compared to $40,337 in the FY2003. We also hired our President and CFO in the summer of 2004. We incurred compensation related expenses for him of $70,948 in FY2004. We had $12,948 of expenses in 2004 to our prior President and CFO in FY2003. Management anticipates that general and administrative expenses will be approximately $30,000 per month for the remainder of our fiscal year ending September 30, 2005. For the six months ended March 31, 2005 we accrued $20,731 of interest expense on the debt we have incurred to finance our research efforts. We had no interest expense in FY2003.

         We had a net increase in cash during the three months ended March 31, 2005 of $168,842, compared to a net decrease of $77,069 in FY2004. The increase was primarily due to the $525,000 notes payable that we incurred.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, we had cash on hand of $180,432 compared to $11,590 as of September 30, 2004. The increase in cash was due to the borrowing of $525,000 in funds from unrelated parties. Our liabilities exceeded our cash by $720,462 at March 31, 2005. We also had the obligation to pay $330,750 to NYU on May 1, 2005. In May 2005, we negotiated an amendment to agreement with NYU whereby we paid $230,750 of the research and license fee on May 1, 2005 and extended the payment of the balance of $100,000 until November 1, 2005. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements to NYU from the sale of shares of our common stock. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

         We have accumulated approximately $934,000 of net operating loss carryforwards as of March 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2024. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2004 or the six months ended March 31, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 13, 2004, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Highgate House Funds, LP and Montgomery Equity Partners, LP, each a Delaware limited partnership (collectively, the "Investors"). Pursuant to the Securities Purchase Agreement, the Company agreed to issue convertible debentures to the Investors in the principal amount of $1,000,000. Convertible debentures in the principal amount of $500,000 (the "Tranche 1 Debentures") were issued at an initial closing on December 13, 2004 resulting in net proceeds to the Company of $415,000 after payment of structuring and other fees in connection with the transaction. Convertible debentures in the principal amount of $500,000 ("Tranche 2") were to have been issued within five days of the effectiveness as declared by the Securities and Exchange Commission of a registration statement (the "Registration Statement") related to the shares of common stock issuable upon conversion of the Debentures. The convertible debentures were originally convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date (the "Conversion Price"). The convertible debentures are secured by the assets of the Company, and had an original maturity date of December 13, 2007 and accrue interest at 5% per year. At maturity, the outstanding principal and accrued and unpaid interest under the Debentures are, at the Company's option, to be either repaid in cash or converted into shares of Common Stock at the Conversion Price. The Debentures may be redeemed by the Company at a redemption price equal to one hundred twenty five percent of the amount redeemed plus accrued interest upon three business days advance notice to the holder and the issuance of a warrant to purchase fifty thousand (50,000) shares of Common Stock of the Company for every One Hundred Thousand Dollars ($100,000) redeemed.

         On April 28, 2005, the Company and the Investors agreed to amend and restate the form of Debentures and issued two convertible debentures each in the principal amount of $254,623.29 (representing the original principal amount of $250,000 plus interest thereon through April 28, 2005) to the Investors in replacement of the initial convertible debentures issued on December 13, 2004 which were amended and restated thereby.

         In addition, on April 28, 2005, the Company and the Investors closed the funding of Tranche 2, pursuant to which the Company delivered two additional convertible debentures in the principal amount of $250,000 each to the Investors resulting in net proceeds to the Company of $300,000 after payment of a $50,000 structuring fee, $10,000 in legal fees and the placement of $140,000 in escrow to be released to the Company two days prior to the filing of the registration statement covering the resale of the shares issuable upon conversion of the convertible debentures.

         The convertible debentures were amended in each case to change the Conversion Price under the convertible debentures to equal $1.20 (subject to weighted average anti-dilution protection) and to extend the maturity date of all four of the convertible debentures to April 28, 2008; provided, however, upon the occurrence of an event of default under the convertible debentures that remains uncured for a period of ten days from the date of notice to the Company thereof, the Conversion Price shall be adjusted to $0.20 per share of Common Stock.

         The sale of the convertible debentures was made in a private, isolated transaction to two accredited investors for investment purposes and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         In January 2005, the Company issued 130,000 shares of its previously unissued common stock for cash at $1.00 per share. The sale of the securities was made in a private, isolated transaction to accredited investors for investment purposes and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         In December 2004, the Company issued 125,000 shares of its previously unissued common stock as payment of a commitment fee to Cornell Capital. The sale of the securities was made in a private, isolated transaction to accredited investors for investment purposes and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NANOSCIENCE  TECHNOLOGIES,  INC.

Date:  May 9, 2005                    By:  /s/ DAVID RECTOR
                                          ------------------
                                             DAVID RECTOR
                                      President, C.E.O. and Director




Date:  May 9, 2005                    By:  /s/ DAVID RECTOR
                                          ------------------
                                           DAVID RECTOR
                                           Secretary/Treasurer, and Director
                                           (Principal Accounting Officer)