Form 10QSB
period 2005-06-30
NANOSCIENCE TECHNOLOGIES INC
filed 2005-08-18
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2005

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

Yes __X__ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           CLASS                          OUTSTANDING AS OF JUNE 30, 2005

Common Stock, $.001 par value                       11,101,946

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

                                TABLE OF CONTENTS

HEADING                                                                  PAGE
-------                                                                  ----
                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements............................................  3

              Balance Sheets June 30, 2005 and September 30, 2004........  4

              Statements of Operations - three and nine months
                ended June 30, 2005 and 2004 and the period from
                inception on September 14, 1987 through June 30, 2005....  6

              Statements of Cash Flows - nine months ended
                June 30, 2005 and 2004 and the period from
                inception on September 14, 1987 through June 30, 2005....  7

              Notes to Financial Statements .............................  9

Item 2.  Management's Discussion and Analysis and or Plan of Operations.. 14

Item 3.  Controls and Procedures......................................... 16


                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 16

Item 2.  Changes in Securities and Use of Proceeds....................... 16

Item 3.  Defaults Upon Senior Securities................................. 17

Item 4.  Submission of Matters to a Vote of Securities Holders........... 17

Item 5.  Other Information............................................... 17

Item 6.  Exhibits and Reports on Form 8-K................................ 17

         Signatures...................................................... 18

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS

     The accompanying balance sheet of Nanoscience Technologies, Inc. at June 30, 2005 and related statements of operations, stockholders' equity and cash flows for the three and nine months ended June 30, 2005 and 2004, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and nine months ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2005.

                         NANOSCIENCE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2005

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                    --------

                                                     June 30,      September 30,
                                                       2005            2004
                                                    -----------     ----------
                                                    (Unaudited)

CURRENT ASSETS

  Cash                                              $ 83,949         $ 11,590
  Prepaid expenses                                     8,949            3,000
  Escrowed funds                                     140,000               --
                                                    --------         --------
    Total Current Assets                             232,898           14,590
                                                    --------         --------

PROPERTY & EQUIPMENT,NET                               4,602               --
                                                    --------         --------
OTHER ASSETS

  Patents, net                                        16,404           17,246
  Deferred stock offering costs                      140,000               --
  Deposits                                               550              550
                                                    --------         --------
    Total Other Assets                               156,954           17,796
                                                    --------         --------

    TOTAL ASSETS                                    $394,454         $ 32,386
                                                    ========         ========



   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      June 30,     September 30,
                                                        2005           2004
                                                    -----------    -------------
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable and accrued expenses              $   115,280    $    24,748
  Interest payable                                        32,150          6,524
  Notes payable                                          180,000        165,000
  Convertible debenture payable                        1,009,347             --
  Notes payable - related parties                        155,060        155,060
                                                     -----------    -----------
   Total Current Liabilities                           1,491,837        351,332
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock at; $0.001 par value;
  100,000,000 shares authorized
  11,101,946 and 10,846,946 shares issued
  and outstanding, respectively                           11,102         10,847
  Additional paid-in capital                           1,017,398        558,903
  Expenses prepaid from common stock                    (110,000)            --
  Stock subscription payable                                  --        130,000
  Deficit accumulated during the development stage    (2,015,883)    (1,018,696)
                                                     -----------    -----------
    Total Stockholders' Equity (Deficit)              (1,097,383)      (318,946)
                                                     -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $   394,454    $    32,386
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                          For the                  For the            From
                        Three Months             Nine Months      Inception on
                           Ended                    Ended         September 14,
                          June 30,                 June 30,       1987 through
                 -----------------------  -----------------------   June 30,
                    2005         2004         2005         2004       2005
                 ----------   ----------  -----------  ---------- -----------
REVENUES         $        -   $        -    $       -  $        - $         -

EXPENSES

Officer
 Compensation        46,434        8,658      117,382      21,606     140,824
Professional fees    11,139        4,665       92,169      45,002     194,731
Outside consultant   16,000       24,000      381,266      24,000     388,141
General and
 administrative      78,286       25,065      139,006      31,505     313,575
Research and
 development        230,750            -      230,750           -     845,750
Licensing fees            -            -            -           -      96,248
                 ----------   ----------    ---------  ---------- -----------
TOTAL EXPENSES      382,609       62,388      960,573     122,113   1,979,269
                 ----------   ----------    ---------  ---------- -----------
LOSS FROM
 OPERATIONS        (382,609)     (62,388)    (960,573)   (122,113) (1,979,269)
                 ----------   ----------    ---------  ---------- -----------
OTHER EXPENSES

Interest Expense    (15,883)        (244)     (36,614)       (244)    (36,614)
                 ----------   ----------    ---------  ---------- -----------
TOTAL OTHER
 EXPENSES           (15,883)        (244)     (36,614)       (244)    (36,614)
                 ----------   ----------    ---------  ---------- -----------

NET LOSS         $ (398,492)  $  (62,632)   $(997,187) $ (122,357)$(2,015,883)
                 ==========   ==========    =========  ========== ===========
BASIC LOSS
 PER SHARE       $    (0.04)  $    (0.01)   $   (0.09) $    (0.01)
                 ==========   ==========    =========  ==========

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING      11,101,946   10,846,946    11,038,196 10,846,946
                 ==========   ==========    ========== ==========


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                              From
                                                                          September 14,
                                            For the Nine Months Ended     Inception on
                                                     June 30,             1987 Through
                                            -------------------------       June 30,
                                               2005           2004            2005
                                            ----------     ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                 $  (997,187)   $  (122,357)   $(2,015,883)
  Adjustments to reconcile net
   loss to net cash (used) by
   operating activities:
  Stock issued for services
   and fees                                    218,750             --        345,448
  Common stock warrants issued
   for services                                     --             --          6,875
  Depreciation and amortization expense          1,171            843          3,087
  Services contributed by a shareholder             --             --            290
  Changes in assets and
   liabilities:
  (Increase)decrease in prepaid expenses        (5,949)        (2,800)        (8,949)
  (Increase)decrease in escrowed funds        (140,000)            --       (140,000)
  Increase(decrease) in accounts payable
   and accrued expenses                        125,505         (3,823)       156,777
                                           -----------    -----------    -----------
  Net Cash Used in
   Operating Activities                       (797,710)      (128,137)    (1,652,355)
                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for lease deposits                      --           (550)          (550)
  Cash paid for patents and equipment           (4,931)            --        (24,093)
                                           -----------    -----------    -----------
  Net Cash Used in
    Investing Activities                        (4,931)          (550)       (24,643)
                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Payment of stock offering costs             (140,000)            --       (140,000)
  Increase in notes payable-
   related parties                                  --             --        155,060
  Issuance of common stock
   for cash                                         --             --        535,520
  Repayment of notes payable                   (10,000)            --        (10,000)
  Proceeds from notes payable                1,025,000         70,947      1,220,367
                                           -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        875,000         70,947      1,760,947
                                           -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                 72,359        (57,740)        83,949

CASH AT BEGINNING OF PERIOD                     11,590         80,738             --
                                           -----------    -----------    -----------

CASH AT END OF PERIOD                      $    83,949    $    22,998    $    83,949
                                           ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                  (Unaudited)


                                                                        From
                                                                   Inception on
                                       For the Nine Months Ended   September 14,
                                             June 30,              1987 Through
                                        ------------------------     June 30,
                                           2005          2004          2005
                                        ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                            $        -    $        -    $        -
    Income Taxes                        $        -    $        -    $        -


NON CASH FINANCING ACTIVITIES
Forgiveness of debt by related party    $        -    $        -    $   30,367
Common stock warrants granted
 for services                           $        -    $        -    $    6,875
Common stock issued for
 services and fees                      $  218,750    $        -    $  345,448
Contribution of capital by shareholders $  110,000    $       -     $  110,000


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      June 30, 2005 and September 30, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2005 and 2004 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of approximately $2,015,000 at June 30, 2005, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      June 30, 2005 and September 30, 2004

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      June 30, 2005 and September 30, 2004

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

     On May 6, 2005, shareholders of the Company gave 100,000 shares of their common stock in the Company to a marketing company as a down payment on the production of marketing and informational media on the Company. The shares were valued at $1.10 as of that date which represents market value. The shareholders have contributed this cost to the Company which has been recorded as a prepayment in the Company's stockholders' equity section of the balance sheet.

NOTE 5 - LICENSING AGREEMENT

     In September 2003, the Company entered into a Research and License Agreement with New York University (hereafter "NYU") as amended, whereby NYU granted to the Company certain pre-existing inventions and intellectual property to be generated by a designated research project being conducted by NYU relating to DNA technology. As consideration for these inventions and technology, the Company is required to pay NYU a royalty fee relating to sales generated using technology developed by NYU. Additionally, the Company agreed to provide funding for NYU totaling $1,657,690 in installments commencing on September 15, 2003 through May 1, 2007 as follows:

        September 15, 2003    $    300,000
        May 1, 2004                315,000
        May 1, 2005                330,750
        May 1, 2006                347,288
        May 1, 2007                364,652
                              ------------
                 Total        $  1,657,690
                              ============

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      June 30, 2005 and September 30, 2004

NOTE 6 - SIGNIFICANT EVENTS

     On December 13, 2004, the Company entered into a Securities Purchase Agreement with Highgate House, LP and Montgomery Equity Partners, LP, each a Delaware limited partnership. Pursuant to the Agreement, the Company issued $500,000 in convertible debentures dated December 13, 2004. The debentures were convertible into shares of the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Because of the terms of conversion, any beneficial conversion feature was unable to be determined. The debentures were secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. At maturity, the outstanding principal and accrued and unpaid interest under the debentures are, at the Company's option, to be either repaid by the Company in cash or converted into shares of common stock. In addition, the terms of the convertible debentures and the related Securities Purchase Agreement require the Company to register the underlying shares of common stock with the US Securities and Exchange Commission.

     On April 28, 2005, this $500,000 of convertible debentures along with $9,247 of accrued interest were exchanged for amended convertible debentures having a fixed conversion price of $1.20 at a time when the market value of the Company's common stock was $1.15 per share of common stock. Accordingly, there was no beneficial conversion amount related to these amended convertible debentures. All other terms and conditions of the amended convertible debentures remained substantially the same as the original convertible debentures with the three-year term recommencing on April 28, 2005.

     Also on April 28, 2005, and in accordance with terms of the Securities Purchase Agreement, the Company issued an additional $500,000 of convertible debentures based on the terms of the amended convertible debentures. Of that $500,000, the Company received $300,000 in cash with an additional $140,000 placed in escrow pending the filing of a Form SB-2 and $60,000 paid in stock offering costs. $50,000 has been committed to be paid to the Company's legal counsel.

                         NANOSCIENCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      June 30, 2005 and September 30, 2004

NOTE 7 - OTHER EVENTS

     In May, 2005, the Company entered into an amendment of the Research and License Agreement with New York University whereby it paid $230,750 of the payment due on May 1, 2005 and received an extension of time until November 1, 2005 to pay the balance of $100,000.

     On May 6, 2005, the Company entered into an agreement to produce a marketing and informational media. The cost of the media is $350,000. Production is expected to begin in September 2005. 100,000 shares of the Company's common stock were contributed by certain shareholders as a down payment on the video. The Company is obligated to pay the difference between the $150,000 and the amount received from the sale of the 100,000 shares upon completion of the production of the video.

NOTE 8 - SUBSEQUENT EVENTS

     On July 28, 2005, the Company filed a Form SB-2 registration statement with the US Securities and Exchange Commission registering the shares of common stock underlying the convertible debentures discussed in Note 6 along with other outstanding shares of the Company's common stock. There are no additional proceeds expected to be received related to the Form SB-2 registration statement.

     Subsequent to June 30, 2005, the Company has granted to two separate consultants warrants to purchase a total of 230,000 shares of the Company's common stock, 130,000 warrants exercisable at $1.87 per share and 100,000 warrants exercisable at $5.00 per share.

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

RESULTS OF OPERATIONS

     For the three month period ended June 30, 2005, we did not have any revenues and incurred a net loss of $398,492 compared to a loss of $62,632 for the three month period ended June 30, 2004. The increase in net loss was primarily due to our decision to enter into the licensing and development of Nanotechnology. We paid $230,750 under the terms of our contract with NYU during the three months ended June 30, 2005 compared to $-0- in 2004. Also, in order to develop the technology we have engaged several consultants to help us raise the capital we need. We incurred total consulting expense of $16,000 in the three months ended June 30, 2005 compared to $24,000 in 2004. In 2005, we incurred professional fees of $11,139 in connection with the licensing agreement and our securities filings compared to $4,665 in 2004. We also hired our President and CFO in the summer of 2004. We incurred compensation related expenses for him of $46,434 in 2005. We had $8,658 of such compensation expenses in 2004. Management anticipates that general and administrative expenses will be approximately $30,000 per month for the remainder of our fiscal year ending September 30, 2005. For the three months ended June 30, 2005 we accrued $15,883 of interest expense on the debt we have incurred to finance our research efforts. We had interest expense of $244 in 2004.

     For the nine months ended June 30, 2005, we did not have any revenues and incurred a net loss of $997,187 compared to a loss of $122,357 for the nine month period ended June 30, 2004. The increase in net loss was primarily due to our decision to enter into the licensing and development of Nanotechnology. We paid $230,750 under the terms of our contract with NYU during the nine months ended June 30, 2005 compared to $-0- in 2004. Also, in order to develop the technology we have engaged several consultants to help us raise the capital we need. $218,750 of these fees were paid in shares of our common stock. We incurred total consulting expense of $381,266 in the nine months ended June 30, 2005 compared to $24,000 in 2004. In FY2005, we incurred professional fees of $92,169 in connection with the licensing agreement and our securities filings compared to $45,002 in the FY2004. We also hired our President and CFO in the summer of 2004. We incurred compensation related expenses for him of $117,382 in FY2005. We had $21,606 of expenses to our current and prior President and CFO in FY2004. Management anticipates that general and administrative expenses will be approximately $30,000 per month for the remainder of our fiscal year ending September 30, 2005. For the nine months ended June 30, 2005 we accrued $36,614 of interest expense on the debt we have incurred to finance our research efforts. We had $244 of interest expense in FY2004.

     We had a net increase in cash during the nine months ended June 30, 2005 of $72,359, compared to a net decrease of $57,740 in FY2004. The increase was primarily due to the $825,000 notes payable that we incurred.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2005, we had cash on hand of $83,949 compared to $11,590 as of September 30, 2004. The increase in cash was due to the borrowing of $825,000 in funds from unrelated parties. Our liabilities exceeded our cash by $1,258,939 at June 30, 2005. We also have the obligation to pay $100,000 to NYU on November 1, 2005. In May 2005, we negotiated an amendment to agreement with NYU whereby we paid $230,750 of the research and license fee on May 1, 2005 and extended the payment of the balance of $100,000 until November 1, 2005. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements to NYU from the sale of shares of our common stock. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

     We have accumulated approximately $1,315,000 of net operating loss carryforwards as of June 30, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2024. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2004 or the nine months ended June 30, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

     A Form 8-K Current Notice was filed on November 13, 2003 reporting under
Item 1 the change in control, and reporting under Item 5 the finalization of the Amended and Restated Research and License Agreement with New York University together with the Amended and Restated Stock Purchase Agreement, and also the private placement of 1,222,192 shares of common stock in a private placement to four accredited investors for the aggregate purchase price of $400,000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NANOSCIENCE  TECHNOLOGIES,  INC.

Date:  August 12, 2005             By:    /S/ DAVID RECTOR
                                      -----------------------------------------
                                          DAVID RECTOR
                                          President, C.E.O. and Director

Date:  August 12, 2005             By:    /S/ DAVID RECTOR
                                      ----------------------
                                          DAVID RECTOR
                                          Secretary/Treasurer, and Director
                                          (Principal Accounting Officer)