Form 10KSB
period 2005-01-13
NANOSCIENCE TECHNOLOGIES INC
filed 2006-01-17
CIK 1086417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-26067

                         NANOSCIENCE TECHNOLOGIES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                      NEVADA                               87-0571300
        (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


            45 ROCKEFELLER PLAZA, SUITE 2000 #43, NEW YORK, NY 10111
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

ISSUER'S TELEPHONE NO.:  (212) 332-3443

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $1,751,159

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    CLASS                   OUTSTANDING AS OF NOVEMBER 30, 2005
        Common Stock, $.001 par value         11,101,946

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                         NANOSCIENCE TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business..............................................    3

Item 2.    Description of Property..............................................    9

Item 3.    Legal Proceedings....................................................    9

Item 4.    Submission of Matter to a Vote of Security Holders...................    9

                                  PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.............    9

Item 6.    Management's Discussion and Analysis or Plan of Operation............   11

Item 7.    Financial Statements.................................................   37

Item 8.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..............................................   37

Item 8A.   Controls and Procedures..............................................   37

                                 PART III

Item 9.    Directors, Executive Officers, Promoters and Control persons;
              Compliance with Section 16(a) of the Exchange Act.................   37

Item 10.   Executive Compensation...............................................   39

Item 11.   Security Ownership of Certain Beneficial Owners and Management.......   40

Item 12.   Certain Relationships and Related Transactions.......................   40

Item 13.   Exhibits and Reports on Form 8-K.....................................   41

Item 14.   Principal Accountants Fees and Services..............................   42

           Signatures...........................................................   43

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

              This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

    |X| our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
    |X|  to meet our cash and working capital needs;
    |X| our ability to maintain our corporate existence as a viable entity; and |X| other risks detailed in our periodic report filings with the SEC.

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

HISTORY

              Nanoscience Technologies, Inc. ("NTI") was incorporated in Idaho on September 14, 1987. In July 2001, we formed a new Nevada corporation for the purpose of changing our corporate domicile from Idaho to Nevada. On November 8, 2001, we implemented the change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada corporations. Also in November 2001, we changed our authorized capitalization to 100,000,000 shares of Common Stock, par value $.001 per share. On November 16, 2001, we affected a forward split of our outstanding shares of common stock on a 12.5 shares for 1 share basis. In May 2002, we changed our corporate name from Eagles Nest Mining Company to Nanoscience Technologies, Inc.

              We are considered a development stage company and, for several years, were inactive other than searching for an operating business or business opportunity with the intent to acquire or merge with such business. On September 12, 2003, we finalized an Amended and Restated Research and License Agreement (the "License Agreement") with New York University ("NYU") that was further amended on November 11, 2003. Under the terms of the License Agreement, NYU granted to us a license to certain pre-existing inventions and certain intellectual property to be generated by a designated research project being conducted at NYU relating to DNA Nanotechnology.

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

              Further, on October 17, 2003, we sold an aggregate of 1,222,192 shares of our authorized, but previously unissued, common stock in a private placement to four accredited investors (305,548 shares each) for the aggregate purchase price of $400,000. We used these funds to make the initial $300,000 payment to NYU under the License Agreement, the payment of various expenses and fees related to finalization and execution of the License Agreement, professional fees and for working capital.

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

              BACKGROUND OF TECHNOLOGY

              We were formed to commercialize significant nanotechnology research and intellectual property developed at New York University (NYU). The technology and its related intellectual property are the result of twenty-three years of research at NYU by Dr. Nadrian C. Seeman, Ph.D. and his research group. Dr. Seeman is an internationally recognized scientist and a pioneer in developments pertaining to DNA nanotechnology. In September 2003, NTI executed an exclusive worldwide Research and License Agreement with NYU for all of Dr. Seeman's past, current and future developments pertaining to nanotechnology.

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

              NTI has identified a two-phase research and development plan which is based on:

              o The research conducted/accomplished to date and planned future research

              o The need to meet long-term business objectives that will result in viable commercial product opportunities

      Our commercialization strategy is as follows:

              o Enter into research collaboration relationships early in the research and development process with market leaders in each industry sector that NTI plans to pursue

              o Establish relationships with targeted companies that will result in exclusive, or in certain instances, non-exclusive licenses for a DEFINED field of use

              o Focus on collaboration partners/licensees that have a substantial manufacturing and marketing capability which may result in a more defined product development effort and a shorter time to commercialization

           As NYU continues to enhance the core technology by identifying and developing new and relevant technologies, NTI will continue to evaluate technology opportunities licensed from, or developed by, third parties.

           The intellectual property portfolio currently contains five issued patents and five patent applications. As research and development continues, NYU and we will aggressively protect new developments and technologies in the U.S. and in all relevant foreign domains.

           POTENTIAL COMMERCIAL APPLICATIONS

         Nanotechnology is in its commercial infancy; however, there is already a substantial market in place for nanotechnology products. The earliest application of nanoscale materials occurred in systems where nanoscale powders and particles could be used in their free form, without consolidation or blending. For example, nanoscale titanium dioxide and zinc oxide powders are now commonly used by cosmetics manufacturers for facial base creams and sunscreen lotions. Nanoscale iron oxide powder is now being used as a base material for rouge and lipstick. Paints with reflective properties are also being manufactured using nanoscale titanium dioxide particles.

             Nanotechnology is also being used in various technology and defense applications. Nano-structured cemented carbide coatings are used on some U.S. Navy ships for their increased durability. Nano-structured materials are in wide use in information technology, integrated into complex products such as the hard disk drives that store information and the silicon integrated circuit chips that process information in every Internet server and personal computer. In 2003 IBM announced the introduction of an atomically thin layer of ruthenium to substantially increase the information storage density of its products. Greater storage density translates directly to less expensive storage cost.

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

                Exciting predictions aside, these advances will not be realized without considerable research and development. For example, the present state of nanodevices and nanotechnology resembles that of semiconductor and electronics technology in 1947, when the first point contact transistor was realized, ushering in the INFORMATION AGE, which blossomed in the 1990s. The full power of the transistor was not fully evident until the invention of the integrated circuit with reliable processing techniques that produce numerous uniform devices and connect them across a large wafer, wafer-scale packaging and interconnection techniques for large-scale integrated circuits. Similarly, it will require an era of advances in the development of processes to integrate nanoscale components into devices, both with other nanoscale components and with microscale and larger components, accompanied by the ability to do so reliably and cost-effectively.

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

COMPETITIVE BUSINESS CONDITIONS

              Presently, NTI has no marketable products or licensable technology. NTI's collaboration with NYU is only in the development stages, and as such neither entity has developed marketable uses for the Nanotechnology being researched and developed. Until NTI or NYU has developed marketable product or licensable technology, it is impossible to determine what competition exists for those uses and potential products.

DEPENDENCE ON NYU'S RESEARCH

              NTI is dependent upon NYU's successful research and development of a marketable product or licensable technology. At this time, NTI has no other technology, products or services from which it can expect to generate revenues. If NYU does not complete marketable or licensable technology it is unlikely that NTI will be able to continue as an operating business without altering its business model and business focus.

GOVERNMENT REGULATION

              Presently, NTI is not subject to government regulations or consents because it does not have any marketable or licensable technology. There are no assurances that in the foreseeable future NTI will not be subject to government regulation or will not have to obtain government consents to conduct its business and there is no guarantee that NTI will be in compliance with such regulations at the time they become applicable. The relevant regulations and necessary consents cannot be discerned until the type of technology developed is determined.

RESEARCH AND DEVELOPMENT

              NTI has incurred $230,750 and $315,000 in research and development expenses in 2005 and 2004 respectively.

PATENTS

              Dr. Nadrian C. Seeman, Ph.D. has been granted five U.S. patents for his work in DNA nanotechnology, with five additional patents applied for and currently pending. Under the License Agreement with NYU, we have the exclusive worldwide license to develop commercially and/or license products and/or processes related to the patents. Dr. Seeman first conceived the idea for using DNA as a structural element in the fall of 1980 while a member of the faculty at SUNY Albany and published the first design for such a molecule in 1981. Dr. Seeman brought this project to NYU in 1988. The following year he constructed the first geometrical DNA object and in 1991 the first 3-D DNA object, a cube.

           The Research and License Agreement grants NTI the exclusive worldwide rights to the following intellectual property:

           ISSUED PATENTS:

               U.S. PATENT 5,278,051: 11 Jan 1994
               CONSTRUCTION OF GEOMETRICAL OBJECTS FROM POLYNUCLEOTIDES (1)

               U.S. PATENT 5,386,020: 31 Jan 1995.
               MULTIPLY CONNECTED, THREE-DIMENSIONAL NUCLEIC ACID STRUCTURES (2)

               U.S. PATENT 5,468,851: 21 Nov 1995.
               CONSTRUCTION OF GEOMETRICAL OBJECTS FROM POLYNUCLEOTIDES (3)

               U.S. PATENT 6,072,044: 6 June 2000.
               NANOCONSTRUCTIONS OF GEOMETRICAL OBJECTS AND LATTICES FROM ANTIPARALLEL NUCLEIC ACID DOUBLE CROSSOVER MOLECULES (4)

               U.S. PATENT 6,255,469: 3 July 2001.
               PERIODIC TWO AND THREE DIMENSIONAL NUCLEIC ACID STRUCTURES (5)

 The SUMMARY subject matter of each is as follows:

(1)    An invention relating to molecular scale mechanical devices

(2) An invention relating to nanotechnology and to a nucleic acid-based nano-robotic system

(3) An invention relating to ladder copolymers in which one of two backbones is formed of a nucleic acid or nucleic acid-like polymer

(4)    An invention relating to polynucleic acid nanostructures and lattices

(5) An invention relating to molecular scale mechanical devices using other molecular structures

           PATENT STRATEGY

           The Research and License Agreement requires that we reimburse NYU for all patent and prosecution costs. As such, NTI and NYU are in agreement with respect to the following patent strategy:

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

           Our patent counsel is Browdy and Neimark, P.L.L.C., a highly regarded patent law firm with specialized expertise, located in Washington, D.C.

EMPLOYEES

              As of the date hereof, we have two full-time employees and have plans for retaining employees as our business warrants the expense, or when the technology developed pursuant to our License Agreement becomes commercially feasible. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations. Our full time employees are David Keenan, our President and Chief Executive Officer, and David Rector, our Chief Operating Officer.

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

FACILITIES

              We currently use as our principal place of business the business offices of our President and Chief Executive Officer located in New York City. Although we have no written agreement, we pay rent of $275 per month for the use of this facility; it is contemplated that at such future time as business warrants, we will secure commercial office space and we will lease laboratory facilities. However, we have no current plans to secure such commercial office or laboratory space.

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

ITEM 2.       DESCRIPTION OF PROPERTY

              We do not own any material property.

ITEM 3.       LEGAL PROCEEDINGS

              We are not a party to any material pending legal proceedings and, to best of our knowledge, no such action by or against us, have been threatened.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              There were no matters submitted to a vote of our security holders during the year ended September 30, 2005.

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

              On November 16, 2001, we affected a forward split of our outstanding common stock on a 12.5 shares for 1 share basis. The forward split was treated as a stock dividend.

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

              The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The Nasdaq Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

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

              As of November 30, 2005 there were approximately 149 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

              As of November 30, 2005 we had 11,101,946 shares of common stock issued and outstanding. Of the total outstanding shares, 4,271,119 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 4,271,119 shares, we have not identified any shares as being held by affiliates. A total of 6,830,827 shares are considered restricted securities.

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

              On December 15, 2004, we issued 125,000 shares of our common stock to one person as a loan commitment fee valued at $218,750, or $1.75 per share. The issuance was made pursuant to a private, isolated transaction in reliance upon the exemption from the registration provided by Section 4(2) of the Securities Act of 1933.

              On January 17, 2005, we issued 130,000 shares of our common stock to one person for cash consideration of $130,000, or $1.00 per share. The funds realized are to be used for general corporate operating expenses. The issuance was made pursuant to a private, isolated transaction in reliance upon the exemption from the registration provided by Section 4(2) of the Securities Act of 1933.

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

RESULTS OF OPERATIONS

              We incurred a loss from operations of $1,251,880 for the year ended September 30, 2005 compared to a loss of $525,112 for the year ended September 30, 2004. The increase was due to our expanded efforts to license and develop Nanotechnology. Included in the loss for 2005 and 2004 was $230,750 and $315,000, respectively, in cash paid to NYU for research and development of Nanotechnology. The loss for 2005 also includes $218,750 for the value of the 125,000 shares issued to consultants. In 2005 NTI employed full time officers to manage its operations, to raise operational capital and to interface with NYU. We paid $152,333 to these employees in 2005 compared to $43,726 in 2005. In connection with our fund raising activities and securities reporting requirements we incurred $144,937 in 2005 on legal and accounting fees compared to $72,146 in 2004. We also expended $468,904 in consulting costs in our fund raising efforts compared to only $6,875 in 2004. Our interest expense was approximately $178,303 in 2005 because our funding came primarily from debt as compared to $7,297 in 2004 when our funding was primarily equity.

LIQUIDITY AND CAPITAL RESOURCES

              We used cash of $937,512 during the year ended September 30, 2005 compared to $518,658 in 2004. We had cash on hand of $44,582 as of September 30, 2005 compared to $11,590 as of September 30, 2004. Our source of cash in 2005 was the issuance of convertible debentures for $1,000,000 of cash. In 2004 we received loans of $320,060 from shareholders. We repaid $5,000 of those loans in 2005. In 2005, we also paid $19,565 in legal fees to obtain patents on our technology.

              Our cash was short of covering our accounts payable and accrued liabilities by $326,216 at September 30, 2005. We have the obligation to pay $347,288 to NYU on May 1, 2006. The related party loans of $315,060 are due upon demand, unless we are able to persuade our creditors to convert the debts to equity.

              We expect that we will need approximately $1,000,000 to fund our operations in 2006. We intend to raise the needed funds from the sale of our shares of our common stock. There is no assurance that the funds will be available or that even if they are available that the terms will be acceptable to us.

PLAN OF OPERATION

              In September 2003, we entered into a License Agreement with NYU whereby NYU granted to us a license to certain pre-existing inventions and certain intellectual property to be generated by a designated research project being conducted at NYU relating to DNA Nanotechnology. The License Agreement further provides that NYU grants to us an exclusive worldwide license to develop, manufacture, use, lease or sell any licensed products and/or processes related to the research project, together with the right to grant sublicenses. The Company is required to pay NYU a royalty fee relating to sales generated using technology developed by NYU. The term of the License Agreement is equal to the life of the longest patent licensed to the Company. There is no provision for renewal in the License Agreement.

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

NET OPERATING LOSS

              We have accumulated approximately $1,448,000 of net operating loss carry-forwards as of September 30, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards. The carry-forwards expire in the year 2024. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry-forwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2005 because there is a 50% or greater chance that the carry-forward will not be used. Accordingly, the potential tax benefit of the loss carry-forward is offset by a valuation allowance of the same amount.

NEW ACCOUNTING PRONOUNCEMENTS

Pronouncement not yet adopted:

                  SFAS NO. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

Adopted Pronouncements:

              SFAS NO. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

              SFAS NO. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

              SFAS NO. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

ITEM 7.       FINANCIAL STATEMENTS

              Our financial statements, as of and for the fiscal year ended September 30, 2005, have been examined to the extent indicated in its report by Goldstein Golub Kessler LLP, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B promulgated by the SEC. Our financial statements, as of and for the fiscal year ended September 30, 2004, have been examined to the extent indicated in its report by H J & Associates, LLC, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                 C O N T E N T S

Reports of Independent Registered Public Accounting Firms.................... 16

Balance Sheet................................................................ 18

Statements of Operations .................................................... 19

Statements of Stockholders' Equity  ......................................... 20

Statements of Cash Flows .................................................... 23

Notes to the Financial Statements ............................................25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To The Board of Directors
Nanoscience Technologies, Inc.

We have audited the accompanying balance sheet of Nanoscience Technologies, Inc. (a development stage company), as of September 30, 2005, and the related statements of operations, stockholders' (deficiency) equity, and cash flows for the year then ended and the amounts included in the cumulative column in the statements of operations, stockholders' (deficiency) equity and cash flows for the period from October 1, 2004 through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanoscience Technologies, Inc. (a development stage company) as of September 30, 2005 and the results of their operations and their cash flows for the year then ended and the amounts included in the cumulative column in the statements of operations, stockholders' (deficiency) equity and cash flows for the period from October 1, 2004 through September 30, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, a working capital deficiency and a stockholders' deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Goldstein Golub Kessler LLP
New York, New York
December 13, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Nanoscience Technologies, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying statements of operations, stockholders' equity, and cash flows Nanoscience Technologies, Inc. (a development stage company) for the year ended September 30, 2004 and from inception of the development stage on September 14, 1987 through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nanoscience Technologies, Inc. (a development stage company) for the year ended September 30, 2004 and from inception of the development stage on September 14, 1987 through September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


HJ & Associates, LLC
Salt Lake City, Utah
January 10, 2005

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------
                                                                  September 30,
                                                                      2005
                                                                  -------------

CURRENT ASSETS

   Cash                                                           $      44,582
   Prepaid expenses                                                      30,438
                                                                  -------------

   Total Current Assets                                                  75,020
                                                                  -------------

PROPERTY AND EQUIPMENT, net                                               4,356
                                                                  -------------

OTHER ASSETS

   Lease deposit                                                            550
   Patents, net                                                          34,406
                                                                  -------------

   Total Other Assets                                                    34,956
                                                                  -------------

   TOTAL ASSETS                                                   $     114,332
                                                                  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                          $      34,307
   Accrued interest                                                      21,431
   Notes payable-related parties                                        315,060
                                                                  -------------

     Total Current Liabilities                                          370,798
                                                                  -------------

Convertible debentures                                                1,009,347
                                                                  -------------

     Total Liabilities                                                1,380,145
                                                                  -------------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock: $0.001; authorized 100,000,000
    shares; 11,101,946 shares issued and outstanding                     11,102
   Additional paid-in capital                                         1,237,964
   Preproduction costs                                                  (66,000)
   Deficit accumulated during the development stage                  (2,448,879)
                                                                  -------------

     Total Stockholders' Equity (Deficiency)                         (1,265,813)
                                                                  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)      $     114,332
                                                                  =============


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                               From
                                                                         Inception of the
                                                                            Development
                                                                             Stage on
                                              For the Years Ended          September 14,
                                                September 30,              1987 Through
                                      --------------------------------     September 30,
                                          2005               2004              2005
                                      ------------       -------------    --------------
REVENUES                              $          -  $                -    $            -

OPERATING EXPENSES

   General and administrative            1,021,130             210,112         1,319,531
   Research and development                230,750             315,000           845,750
   Licensing fees                                -                   -            96,248
                                      ------------       -------------    --------------

     TOTAL OPERATING EXPENSES            1,251,880             525,112         2,261,529
                                      ------------       -------------    --------------

LOSS FROM OPERATIONS                     1,251,880             525,112         2,261,529

OTHER INCOME (EXPENSES)

   Other income                             28,371                   -            28,371
   Interest expense                       (206,674)             (7,297)         (215,721)
                                      ------------       -------------    --------------

     TOTAL OTHER INCOME (EXPENSES)        (178,303)             (7,297)         (187,350)
                                      ------------       -------------    --------------

NET LOSS                              $ (1,430,183) $         (532,409)   $   (2,448,879)
                                      ============       =============    ==============

BASIC AND DILUTED LOSS
 PER COMMON SHARE                     $      (0.13) $            (0.05)
                                      ============       =============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING          11,011,823          11,198,901
                                      ============       =============







   The accompanying notes are an integral part of these financial statements.
                                       19

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                         Deficit
                                                                                       Accumulated
                                                Common Stock           Additional       During the
                                      ----------------------------      Paid-in        Development
                                         Shares          Amount         Capital           Stage
                                      ------------    ------------    ------------     ------------
Balance from inception of
   the development stage
   at September 14, 1987                         -    $          -    $          -     $          -

Common stock issued to
   directors for services
   on September 17, 1987
   at $0.008 per share                   3,750,000           3,750          26,250                -

Common stock issued for
   cash on September 17,
   1987 at $0.008 per share                 27,500              28             192                -

Common stock issued for
   cash on January 12, 1988
   at $0.008 per share                       6,250               6              44                -

Common stock issued to a
   director for cash on
   October 10, 1997 at
   $0.0004 per share                    12,500,000          12,500          (7,500)               -

Common stock issued to
   directors for services on
   November 12, 1997 at
   $0.0004 per share                     1,125,000           1,125            (675)               -

Net loss for the period from
   inception on September 14,
   1987 through September
   30, 1999                                      -               -               -          (37,470)
                                      ------------    ------------    ------------     ------------

Balance, September 30, 1999             17,408,750          17,409          18,311          (37,470)

Net loss for the year ended
   September 30, 2000                            -               -               -           (3,200)
                                      ------------    ------------    ------------     ------------

Balance, September 30, 2000              17,408,750         17,409          18,311          (40,670)

Net loss for the year ended
   September 30, 2001                            -               -            -              (7,097)
                                      ------------    ------------    ------------     ------------

Balance, September 30, 2001              17,408,750   $     17,409    $     18,311      $    (47,767)
                                      ------------    ------------    ------------     ------------



(Continued)


  The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                               Deficit
                                                                                             Accumulated
                                         Common Stock          Additional        Stock       During the
                                  -------------------------      Paid-in     Subscriptions   Development
                                    Shares        Amount         Capital       Receivable       Stage
                                  ----------    -----------    -----------    -----------   -------------
Balance, September 30, 2001       17,408,750    $    17,409    $    18,311    $         -   $    (47,767)

Common stock issued for cash
   on October 2, 2001 at $0.01
   per share                         250,000            250              -              -              -

Net loss for the year ended
   September 30, 2002                    -              -                -              -         (9,140)
                                  ----------    -----------    -----------    -----------   ------------


Balance, September 30, 2002       17,658,750         17,659         18,311              -        (56,907)

Common stock issued for
  cash at $0.33 per share
  on September 18, 2003            1,222,192          1,222        398,778              -              -

Common shares issued for
  licensing fees at $0.02 per
  share on September 18, 2003      4,812,377          4,812         91,436              -              -

Forgiveness of debt by a
  related party                            -              -         30,367

Contributed services                       -              -            290              -              -

Net loss for the year ended
  September 30, 2003                       -              -              -              -       (429,380)
                                  ----------    -----------    -----------    -----------   ------------


Balance, September 30, 2003       23,693,319         23,693        539,182              -       (486,287)

Common stock cancelled on
  October 10, 2003               (12,846,373)       (12,846)        12,846              -              -

Common stock warrants
 Granted for services                    -              -            6,875              -              -

Net loss for the year ended
 September 30, 2004                      -              -              -                -       (532,409)
                                  ----------    -----------    -----------    -----------   ------------

Balance, September 30, 2004       10,846,946    $    10,847    $   558,903    $         -   $ (1,018,696)
                                  ----------    -----------    -----------    -----------   ------------







(Continued)



  The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                   Deficit
                                                                                                 Accumulated
                                           Common Stock          Additional        Stock         During the
                                   --------------------------      Paid-in     Subscriptions     Development
                                      Shares        Amount         Capital       Receivable         Stage
                                   -----------  -------------    -----------   --------------    ------------
Balance, September 30, 2004         10,846,946   $     10,847    $   558,903   $           -     $(1,018,696)

Common stock issued for
 stock subscriptions  at
   $1.00 per share                     130,000            130        129,870               -               -

Common stock issued as a
   loan commitment fee at
   $1.75 per share                     125,000            125        218,625               -               -

Preproduction costs contributed by
  shareholders                               -              -        110,000        (110,000)             -

Completed preproduction work                 -              -              -          44,000              -

Accrued interest
  contributed by shareholders                -              -         38,530               -               -

Termination of derivative
  feature of debentures                      -              -        113,481               -               -

Common stock warrants issued
  for services                               -              -         68,555               -               -

Net loss for the year ended
 September 30, 2005                          -              -              -               -      (1,430,183)
                                   -----------  -------------    -----------   -------------     -----------

Balance, September 30, 2005         11,101,946  $    11,102      $ 1,237,964   $     (66,000)    $(2,448,879)
                                   ===========  =============    ===========   =============     ===========










  The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                             From
                                                                                          Inception
                                                                                            of the
                                                                                         Development
                                                                                           Stage on
                                                               For the Years Ended       September 14,
                                                                  September 30,          1987 Through
                                                          ----------------------------   September 30,
                                                              2005            2004           2005
                                                          -------------    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $  (1,430,183)   $  (532,409)  $ (2,448,879)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Accrued interest contributed by shareholders                38,530              -         38,530
     Common stock issued for services and fees                  218,750              -        345,448
     Common stock warrants granted for services                  68,555          6,875         75,430
     Depreciation and amortization expense                        2,980          1,916          4,896
     Amortization of marketing expense                           44,000              -         44,000
     Contributed services                                             -              -            290
     Amortization of discount on debt                           113,481              -        113,481
   Changes in operating assets and liabilities:
     (Increase ) Decrease in prepaid expenses                   (27,438)        (3,000)       (30,438)
     Increase Decrease) in accounts payable and
      accrued expenses                                           33,813          7,960         65,085
                                                          -------------    -----------   ------------

       Net Cash Used in Operating Activities                   (937,512)      (518,658)    (1,792,157)
                                                          -------------    -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                           (4,931)             -         (4,931)
   Lease deposits                                                     -           (550)          (550)
   Patent costs                                                 (19,565)             -        (38,727)
                                                          -------------    -----------   ------------

       Net Cash Used in Investing Activities                    (24,496)          (550)       (44,208)
                                                          -------------    -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from of notes payable-related parties                     -        320,060        350,427
   Proceeds from convertible debentures payable               1,000,000              -      1,000,000
   Proceeds from stock subscriptions payable                          -        130,000        130,000
   Repayment of notes payable-related parties                    (5,000)             -         (5,000)
   Common stock issued for cash                                       -              -        405,520
                                                          -------------    -----------   ------------

     Net Cash Provided by Financing Activities                  995,000        450,060      1,880,947
                                                          -------------    -----------   ------------

NET INCREASE (DECREASE) IN CASH                                  32,992        (69,148)        44,582

CASH AT BEGINNING OF PERIOD                                      11,590         80,738              -
                                                          -------------    -----------   ------------

CASH AT END OF PERIOD                                     $      44,582    $    11,590   $     44,582
                                                          =============    ===========   ============





  The accompanying notes are an integral part of these financial statements.
                                       23

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                From
                                                                                             Inception
                                                                                               of the
                                                                                            Development
                                                                                              Stage on
                                                                  For the Years Ended       September 14,
                                                                     September 30,          1987 Through
                                                             ----------------------------   September 30,
                                                                 2005            2004           2005
                                                             -------------    -----------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

Cash paid during the year for:
   Interest                                                   $          -    $         -   $          -
   Income taxes                                               $          -    $         -   $          -

NON-CASH FINANCING AND INVESTING
   ACTIVITIES:

   Forgiveness of debt by related party                       $          -    $         -   $     30,367
   Common stock warrants granted for services                 $     68,555    $     6,875   $     75,430
   Common stock issued for services and fees                  $    218,750    $         -   $    345,448
   Accrued interest converted to debt                         $      9,347    $         -   $      9,347
   Production costs contributed by shareholders               $    110,000    $         -   $    110,000
   Issuance of common stock for stock subscription payable    $    130,000    $         -   $    130,000
   Termination of derivative feature of debentures            $    113,418    $         -   $    113,481







  The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         f.  Basic and Diluted Loss Per Common Share

         The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Common stock equivalents if any are not included in the weighted average shares outstanding because they would be anti-dilutive.

         g.  Research and Development

         The  Company   follows  the  policy  of  expensing   its  research  and
         development costs in the period in which they are incurred.

         h.  Income Taxes

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h.  Income Taxes (continued)

         Net deferred tax assets consist of the following components as of September 30, 2005 and 2004:

                                                            2005               2004
                                                       --------------     --------------
             Deferred tax assets:
                 NOL Carryover                         $      545,387     $      216,800
                 Accrued Expenses                             140,417            125,390
             Deferred tax liabilities:                              -                  -

             Valuation allowance                             (685,804)          (342,190)
                                                       --------------     --------------

             Net deferred tax asset                    $            -     $            -
                                                       ==============     ==============


         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2005 and 2004 due to the following:

                                                            2005               2004
                                                       --------------     --------------
             Book Income                               $     (557,771)    $     (207,640)
             Stock, Discount and Warrants Expense             204,463              2,650
             Other                                             24,721              3,000
             Valuation allowance                              328,587            201,990
                                                       --------------     --------------

                                                       $              -   $            -
                                                       ================   ==============

         At September 30, 2005, the Company had net operating loss carryforwards of approximately $1,448,000 that may be offset against future taxable income from the year 2003 through 2025. No tax benefit has been reported in the September 30, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i.  Patents

         Qualifying patent costs totaling $38,728 have been capitalized at September 30, 2005. The patents which have been granted are being amortized over a period of 10 years. Costs associated with patent applications which are pending or are being developed are not being amortized. Amortization expense for the years ended September 30, 2005 and 2004 was $2,405 and $1,916, respectively.

         Future Amortization of Patent Costs is as follows:

         2006     $3,873
         2007     $3,873
         2008     $3,873
         2009     $3,873
         2010     $3,873

         The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS No. 142, "Goodwill and Other Intangible Assets." Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

         j.  Fixed Assets

         The Company's fixed assets are comprised of computer equipment with a cost of $4,931. The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Depreciation expense for the years ended September 30, 2005 and 2004 was $575 and $-0-, respectively.

k.       Recent Accounting Pronouncements

         During the year ended September 30, 2005, the Company adopted the following accounting pronouncements:

         SFAS NO. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Recent Accounting Pronouncements (Continued)

         SFAS NO. 151 -- In  November  2004,  the FASB issued SFAS No. 151 (SFAS
         151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

         SFAS NO. 153 -- In  December  2004,  the FASB issued SFAS No. 153 (SFAS
         153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

         The following accounting  pronouncement has not yet been adopted by the
         Company:

         SFAS NO. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

         l.  Reclassifications

         Certain amounts in the 2004 financial statements have been reclassified to conform to the presentation in 2005 financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         m.  Advertising

         The Company expenses advertising costs in the period in which they are incurred. Advertising expense was $44,000 and $-0- for the 2005 and 2004, respectively.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $2,448,879 at September 30, 2005, a working capital deficiency and a stockholders' deficiency which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         Management's plans to obtain such resources for the Company include obtaining capital in the form of loans from significant shareholders sufficient to meet its minimal operating expenses and from the sale of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3-  COMMON STOCK

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 3 - COMMON STOCK (Continued)

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

         In June 2004, the Company received $130,000 from an unrelated individual as payment for 86,667 shares of the Company's common stock (at $1.50 per share). However, before the shares could be properly issued, the Company began drafting a Private Placement Memorandum ("the PPM"), under which the Company would issue shares of common stock to various investors at $1.00 per share. Therefore, management deemed it most appropriate to issue shares to this investor under the terms of the PPM, at $1.00 per share, rather than according to the terms of the original subscription agreement, which was at $1.50 per share. In January 2005, the Company issued 130,000 shares of its common stock in satisfaction of the subscription payable. The Company issued 130,000 stock purchase warrants in connection with the funding which allows the holder to purchase an additional 130,000 shares of common stock at $1.50 per share.

         In April 2004, the Company entered into an Investment Banking Agreement "the Agreement") with Divine Capital Markets ("Divine") whereby Divine contracted to perform certain "financial advisory services" for a term of one year. In exchange for these services, the Company contracted to grant to Divine a total of 250,000 common stock warrants exercisable for five years with a strike price of $6.88 per share. Pursuant to the Agreement, the first 125,000 warrants were considered fully vested upon consummation of the Agreement. The remaining 125,000 warrants were to have been considered fully vested upon the closing of $1,000,000 in future financing within the scope of the Agreement. Subsequent to the consummation of the Agreement as a commitment fee, Divine was unable to secure financing for the Company, and the non- vested 125,000 common stock warrants were cancelled. The Company recognized an expense of $6,875 relating to the 125,000 common stock warrants granted to Divine.

         On December 13, 2004, the Company issued 125,000 shares of its common stock as a one time loan commitment fee under the financing agreement described in Note 7.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 4 - RELATED PARTY TRANSACTIONS

         During the year ended September 30, 2003, a related party forgave certain Company debts totaling $30,367. This amount has been recorded as additional paid-in capital in the Company's financial statements.

         As required under the terms of the Stock Purchase Agreement with NYU, during the year ended September 30, 2004 certain shareholders entered into an agreement with the Company to cancel 12,846,373 shares of the Company's common stock in order to facilitate the consummation of the Licensing Agreement with New York University (see Note 5), as amended on November 11, 2003. In connection with this transaction, the Company recognized an expense of $0.02 per cancelled share, for an aggregate expense of $256,927, during the first quarter of its 2004 fiscal year.

         During the year ended September 30, 2004, related parties lent the Company $320,060. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders. $5,000 of the related party notes was repaid in 2005.

         During the year ended September 30, 2005, shareholders contributed shares of their own common stock to pay for preproduction advertising costs. The shares were valued at $110,000 when they were transferred to pay the costs. As of September 30, 2005 the $44,000 of the advertising costs were completed and expensed.

NOTE 5 - LICENSING AGREEMENT

         In September 2003, the Company entered into a Research and License Agreement (as subsequently amended, the "License Agreement") with New York University (hereafter "NYU"), whereby NYU granted to the Company certain pre-existing inventions and intellectual property to be generated by a designated research project being conducted by NYU relating to DNA technology. As consideration for these inventions and technology, the Company is required to pay NYU a royalty fee relating to sales generated using technology developed by NYU. The term of the License Agreement is equal to the life of the longest patent licensed to the Company. There is no provision for renewal in the License Agreement. As part of the License Agreement, to reduce the dilution to NYU, certain shareholders returned to the Company for cancellation 12,846,873 of its common stock. Additionally, the Company agreed to provide funding for NYU totaling $1,657,690 in installments commencing on September 15, 2003 through May 1, 2007 as follows:

           September 15, 2003                $     300,000
           May 1, 2004                             315,000
           May 1, 2005                             330,750
           May 1, 2006                             347,288
           May 1, 2007                             364,652
                                             -------------

                    Total                    $   1,657,690
                                             =============

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 5 - LICENSING AGREEMENT (Continued)

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

         The Company paid $230,750 to NYU in 2005 for the May 1, 2005 research and development fee. NYU has extended the due date for the payment of $100,000 of the May 1, 2005 fee until November 1, 2005.

NOTE 6 - COMMON STOCK WARRANTS

         Under FASB Statement 148, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 234.15% and 0.00%; risk-free interest rates of 2.14, and
         2.77 percent and expected lives of 5.0 and 0.0, for the years ended September 30, 2005 and 2004, respectively.

         On July 22, 2005 the Company issued 100,000 common stock purchase warrants to the former CEO and President each exercisable for the purchase of one share of common stock at $1.00 per share for a period of five years from issuance. The Company recorded an expense of $68,555 for the warrants granted in 2005.

                                                           Weighted     Weighted
                                                            Average      Average
                                              Warrants     Exercise     Grant Date
                                            Outstanding      Price        Value
                                            -----------     -------      -------
         Outstanding, October 1, 2004               -       $  0.00      $  0.00
         Granted                               230,000         1.28         1.28
         Exercised                                   -         0.00         0.00
                                             ---------      -------      -------

         Outstanding, September 30, 2005       230,000      $  1.28      $  1.28
                                             =========      =======      =======

         Exercisable,  September 30, 2005      230,000      $  1.28      $  1.28
                                             =========      =======      =======

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 7 - CONVERTIBLE DEBENTURES

         On December 13, 2004, the Company entered into a Securities Purchase Agreement with Highgate House, LP and Montgomery Equity Partners, LP, each a Delaware limited partnership. Pursuant to the Agreement, the Company issued $500,000 in convertible debentures dated December 13, 2004. The debentures were convertible into shares of the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures were secured by the assets of the Company. The debentures had a three-year term and accrued interest at 5% per year. At maturity, the outstanding principal and accrued and unpaid interest under the debentures are, at the Company's option, to be either repaid by the Company in cash or converted into shares of common stock. In addition, the related Securities Purchase Agreement requires the Company to register the underlying shares of common stock with the US Securities and Exchange Commission.

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

         The Company recorded a liability of $141,852 for the value of the embedded derivative related to the conversion option of the convertible debenture. The Company recomputed the value of the embedded derivative quarterly and recorded the decrease in the value as other income of $28,371. Upon the refinancing of the $500,000 convertible debenture, the Company recorded contributed capital of $113,481 for the remaining balance of the embedded derivative liability for the conversion feature. The newly issued debenture included the interest accrued on the prior debenture. A total liability of $1,009,347 has been recorded as of April 28, 2005.

         In the fourth quarter of 2005, the Company determined that the embedded derivative related to the conversion feature should be recorded, after it had already filed its three form 10Q's. The following table shows the adjustment to Net Loss that would have been recorded had the prior periods been properly stated.

                                      December 31,     March 31,       June 30,
                                         2004            2005           2005
            Net Loss as Reported      $  448,304      $  150,391     $  398,492
            Derivative Feature
              Expense                      2,332          11,821        127,699
              (Income)                         -         (14,186)       (14,185)

            Net Loss as Adjusted      $ 450,636       $  148,026     $  512,006

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2005 and 2004

NOTE 8 - SUBSEQUENT EVENTS

     2005 STOCK OPTION PLAN

         The Company has made available an aggregate of 1,100,000 shares of its common stock for issuance upon the exercise of options granted under the 2005 Stock Option Plan. The purchase price per Share deliverable upon the exercise of each option shall be 100% of the Fair Market Value per Share on the date the option is granted. For purposes of this Plan, Fair Market Value shall be the closing sales price as reported on the Nasdaq National Market or such other national securities exchange, inter-dealer quotation system or electronic bulletin board or over the counter market as the Company's Common Stock shall then be traded on the date in question, or, if the Shares shall not have traded on such date, the closing sales price on the first date prior thereto on which the Shares were so traded.

         Options may be exercised only upon payment of the purchase price thereof in full. Such payment shall be made in cash or, unless otherwise determined by the Board, in Shares, which shall have a Fair Market Value (determined in accordance with the rules of paragraph (i) above) at least equal to the aggregate exercise price of the Shares being purchased, or a combination of cash and Shares.

     2005 STOCK OPTION PLAN FOR INDEPENDENT AND NON-EMPLOYEE DIRECTORS

         The Company has made available an aggregate of 500,000 shares of its common stock for issuance upon the exercise of options granted under the 2005 Stock Option Plan for Independent and Non-Employee Directors. The purchase price per Share deliverable upon the exercise of each option shall be 100% of the Fair Market Value per Share on the date the option is granted. For purposes of this Plan, Fair Market Value shall be the closing sales price as reported on the Nasdaq National Market or such other national securities exchange, inter-dealer quotation system or electronic bulletin board or over the counter market as the Company's Common Stock shall then be traded on the date in question, or, if the Shares shall not have traded on such date, the closing sales price on the first date prior thereto on which the Shares were so traded.

         Options may be exercised only upon payment of the purchase price thereof in full. Such payment shall be made in cash or, unless otherwise determined by the Board, in Shares, which shall have a Fair Market Value (determined in accordance with the rules of paragraph (i) above) at least equal to the aggregate exercise price of the Shares being purchased, or a combination of cash and Shares.

         The creation of the 2005 Stock Option Plans is subject to shareholder approval.

CONVERTIBLE DEBENTURES

         On December 14, 2005 the Company entered into a Securities Purchase Agreement. Under the terms of the Agreement replaced the existing Convertible Debentures and accrued interest of $41,012 with a new convertible debenture. The Company also received $320,000 in additional funding and is to receive $320,000 of funding 2 days after the completion of its audited financial statements for the year ended September 30, 2005. The total convertible debentures will be $1,690,359 after the final funding. The Company has reserved 7,171,000 shares of its unissued common stock against the conversion of the convertible debentures. The Company also issued warrants for the purchase of 100,000 shares of its common stock as a fee for the funding of the convertible debentures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 3, 2005, the Board of Directors of the Company approved and ratified the termination of HJ & Associates, LLC as its auditors and, simultaneously, approved and ratified the engagement of Goldstein Golub Kessler LLP as its auditors.

         The audit reports submitted by HJ & Associates for the years ended September 30, 2003 and September 30, 2004 each included a modification as to the Company's ability to continue as a going concern. Such modification was based upon the Company's status as a development stage company with no significant operating history. The submitted audit reports contained no adverse opinion, disclaimer of opinion or other modifications or qualifications. HJ & Associates did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1) of Regulation S-K. During the relevant periods in which HJ & Associates served as the Company's auditors, there were no disagreements between HJ & Associates and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, would have caused HJ & Associates to make reference thereto in, or in connection with, its reports on financial statements for the years or such interim period.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors are as follows:

         NAME                  AGE                    POSITION
         ----                  ---                    --------

         David Keenan          50        President, Chief Executive Officer and
                                            Director Nominee
         David Rector          59        Chief Operating Officer, Acting Chief
                                            Financial Officer and Director
         Steven Katz           57        Chairman of the Board of Directors
         Albert Passner        67        Director

----------------------

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. On October 21, 2005, David Keenan, who was elected President and Chief Executive Officer of the Company on September 27, 2005, was nominated to serve as a director of the Company. Mr. Keenan will serve as a non-voting observer to the Board until his nomination is approved by the stockholders at the next annual meeting. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the Board. However, due to our lack of funds, the directors will defer their expenses and any compensation until such time as we have sufficient liquidity. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board. We do not have any standing committees.

         No director, officer, affiliate has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

         Currently, there is no arrangement, agreement or understanding between management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of our current officers or directors are acting on behalf of, or will act at the direction of, any other person.

         The business experience of each of the persons listed above during the past five years is set forth below:

         DAVID KEENAN. Mr. Keenan was elected President and Chief Executive Officer of the Company on September 27, 2005 and was nominated to the Board of Directors of the Company on October 21, 2005; he will serve as a non-voting observer to the Board until his nomination is approved by the stockholders of the Company. Mr. Keenan is an accomplished technologist with extensive experience in new product development, new technology commercialization, operations, sales, marketing and business strategy. Mr. Keenan serves as technology advisor to equity investors in a variety of new ventures. He analyzes emerging technology trends and presents regularly at the Minnesota Futurists and the Minnesota Nanotechnology Study Group. Mr. Keenan is also a contributing journalist for the Nano For People newsletter, a publication of The NanoTechnology Group. Prior to founding Small Technology Consulting in 2003, Dave served in progressive management roles with Goodrich Sensor Systems, Sheldahl and 3M over a 25 year period. Mr. Keenan has been deeply involved in commercializing technology products including microsensors and actuators, aerospace thermal management materials, specialty thin film materials, and optical data storage media. He graduated from University of Wisconsin with a Bachelors degree in Chemical Engineering and completed the Masters program in Management of Technology from the University of Minnesota's Center for the Development of Technological Leadership.

        DAVID RECTOR. Since 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Mr. Rector currently serves as a member of the Board of Directors of Senseco Technologies, Inc., an American Stock Exchange biotech agricultural and life sciences company developing technology in the area of cell death genomics addressing agricultural applications and human chronic diseases including cancer, heart disease, glaucoma and arthritis, among others. Mr. Rector also serves as a Director of Amalgamated Technologies, Inc. and Superior Galleries, Inc., both publicly traded companies From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, a wholly-owned subsidiary of Reckitt & Coleman, N.A. From 1980 until 1983, Mr. Rector served Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles with Crown Zellerbach Corporation, a multi-billion dollar pulp and paper Industry corporation. Mr. Rector received a Bachelor of Science degree in business/ finance from Murray State University in 1969.

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

     ALBERT PASSNER is a consultant in the fields of physics and engineering following a career at Lucent/AT&T Bell Labs. Among his many achievements with the Lucent team were: the development of ultra-low noise amplifiers used to measure transistor noise; the design of the world's most powerful pulsed electromagnet; production of a positron plasma in the laboratory; production of the first optical bi-stability in a semi-conductor; production of the first transverse lasing in a semi-conductor thin film and demonstration that stellar images could be corrected in real time using an electronically deformed mirror. In addition, Mr. Passner has authored and co-authored more than fifty publications. Prior to his thirty plus years at Lucent /AT&T Bell Labs, Mr. Passner served as an engineer at RCA (1961-1963) and a Member of Staff at Princeton-Penn Accelerator in Princeton, NJ (1963 - 1969). He received a BS in Physics from CCNY in 1960 and an MS in Physics from NYU in 1966.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of NTI. Reporting Persons are required by SEC regulation to furnish NTI with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended September 30, 2005 all Reporting Persons complied with all applicable filing requirements.

CODE OF CONDUCT

         On September 20, 2005 the Board of Directors adopted a Code of Business Conduct and Ethics for its directors, officers and employees which it believes complies with the requirements for a company code of ethics for financial officers that were promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") as well as for the members of our Board of Directors. The directors will be surveyed annually regarding their compliance with the policies as set forth in the Code of Conduct for Directors. We intend to disclose any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics for Directors in a report filed under the Securities Exchange Act of 1934 within five business days of the amendment or waiver.

ITEM 10.  EXECUTIVE COMPENSATION

         We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors. We paid salaries or other compensation to our officers, directors or employees of $152,333 and $43,726 for the years ended September 30, 2005 and 2004, respectively. For 2005, David Rector received $144,000 and David Keenan received $8,333. For 2004, David Rector received $27,726 and Steve Kessler received $16,000. Further, on September 1, 2005 we entered into an employment agreement with David Keenan, our President, CEO and director. Additional agreements are anticipated in the next twelve months. We expect that our directors will defer any compensation until such time as business and financial conditions warrant. As of the date hereof, no person has accrued any compensation.

         In November 2003, by unanimous consent of the board of directors, the company adopted a resolution to authorize an employee stock option plan. Under the plan, 1,000,000 shares of authorized, but previously unissued common stock, will be held in reserve in order that they may be issued pursuant to the terms and conditions set forth in the plan. Precise terms and conditions for issuances under the plan have not yet been finalized. In October 2005, by unanimous consent of the board of directors, the company adopted a resolution to authorize the 2005 Stock Option Plan ("Option Plan") and the 2005 Stock Option Plan for Independent and Non-Employee Directors ("Independent Director Plan"). Under the Option Plan, 1,100,000 shares, and under the Independent Director Plan, 500,000 shares, of authorized, but previously unissued common stock, will be held in reserve in order that they may be issued pursuant to the terms and conditions set forth in each of the Plans, respectively. Both the Option Plan and the Independent Director Plan are subject to the approval of the stockholders at the next annual meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information, to the best of our knowledge as of November 30, 2005, regarding beneficial ownership of our common stock by:

         o each person known to us to own beneficially more than 5% of our common stock;
         o   each of the named executive officers;
         o   each or our directors; and
         o   all executive officers and directors as a group.

         NAME AND ADDRESS                    AMOUNT AND NATURE OF     PERCENT
         OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP    OF CLASS(1)
         -------------------                 --------------------    -----------
         David Rector *                              80,000              0.7 %
           1640 Terrace Way
           Walnut, California

         New York University                      4,812,377             43.3 %
           Office of Industrial Liaison
           650 First Avenue, 6th Floor
           New York, NY 10016

         Viking Investment Group II, LTD.           694,531              6.3 %
           630 Third Avenue, 5th Floor
           New York, NY 10017

         Geoff Williams                             844,452              7.6 %
           56 West 400 South, Suite 220
           Salt Lake City, UT 84101

         All directors and executive officers        80,000              0.7 %
           as a group (4 persons)

--------------------------
      *   Director and/or executive officer

         Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

         (1) Based upon 11,101,946 shares of common stock outstanding on November 30, 2005.

         (2) Subsequent event - on October 3, 2005 the Board approved the issuance of option to Rector (100,000 shares at exercise price of $.78/share), Katz (50,000 shares at exercise price of $.78/share) and Passner (50,000 shares at exercise price of $.78/share). The stock options are subject to shareholder approval.

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

         In July and August 2004, we received loans of $320,060 were received from major shareholders and directors of our company. We repaid $5,000 of the loans in September 2005. The loans are unsecured, due upon demand and non interest bearing. We are seeking to convert the loans to equity or repayment them from proceeds of an equity financing. As of September 30, 2005, $150,060 is due to Deworth Williams, $5,000 to Edward F. Cowle, $125,000 to Adrien Ellul and $35,000 to Viking Investment Group.

         During the year ended September 30, 2005, shareholders contributed shares of their own common stock to pay for preproduction advertising costs. The shares were valued at $110,000 when they were transferred to pay the costs. As of September 30, 2005 the $44,000 of the advertising costs were completed and expensed.

         Our officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes. If any director is presented with a business opportunity that may conflict with a business interest identified by us, such opportunity must be promptly disclosed to the Board of Directors and made available to us. In the event the Board rejects an opportunity so presented, and only in that event, any of our officers or directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the company. There can be no assurance, however, that these efforts will be successful.

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

         14        Code of Ethics

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

         (4) Incorporated by reference to the report filed on Form 8-K Current Notice on November 13, 2003

(b) Reports on Form 8-K. Since September 30, 2005, the Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

         Form 8-K filed October 3, 2005 relating to Items 5.02, 8.01 and 9.01

         Form 8-K filed November 7, 2005 relating to Items 4.01 and 9.01

         Form 8-K filed December 20, 2005 relating to Items 1.01, 1.02, 3.02 and 9.01

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

         Through September 30, 2005, Goldstein Golub Kessler LLP (the "Firm") had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc. ("RSM"). The Firm has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the Firm. The Firm manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.Other services, which do not include financial information systems design and implementation fees, have been provided by TBS or RSM.

         AUDIT FEES

         Our independent auditors, Goldstein Golub Kessler LLP, were not engaged until after the end of our fiscal year on September 30, 2005. Accordingly no fees have been paid or accrued to them during the year.

         The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended September 30, 2004, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30, 2005 and March 31, 2005 and December 31, 2004 were $17,665.

         AUDIT RELATED FEES

         For the fiscal years ended September 30, 2004, the aggregate fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $2,747.

         TAX FEES

         For the fiscal years ended September 30, 2005 and 2004, the aggregate fees billed by H J & Associates for tax compliance, tax advice and tax planning totaled $-0-.

         We do not use Goldstein Golub Kessler LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Goldstein Golub Kessler LLP to provide compliance outsourcing services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NANOSCIENCE TECHNOLOGIES, INC.


Dated:   January 17, 2006                       By: /s/ David Keenan
                                                   -------------------
                                                DAVID KEENAN
                                                President and
                                                Chief Executive Officer
                                                (Chief Executive Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                          Title                                DATE
              ---------                          -----                                ----

By:   /s/ DAVID KEENAN                President and Chief Executive Officer     January 17, 2006
    --------------------------        (Chief Executive Officer)
        DAVID KEENAN



By:   /s/ DAVID RECTOR                Acting Chief Financial Officer and        January 17, 2006
    --------------------------        Chief Operating Officer
           DAVID RECTOR