Form 10QSB
period 2005-12-31
NANOSCIENCE TECHNOLOGIES INC
filed 2006-02-13
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2005

                                       OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                            OUTSTANDING AS OF DECEMBER 31, 2005

Common Stock, $.001 par value                            11,101,946

Transitional Small Business Disclosure Format (Check one):   Yes [_]     No [X]

TABLE OF CONTENTS


HEADING                                                                                                    PAGE
-------                                                                                                    -----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - December 31, 2005 (Unaudited) and September 30, 2005 ..............      4

                  Statements of Operations (Unaudited) - three months ended December 31, 2005 and 2004 and the period from inception on September 14, 1987 through
                    December 31, 2005.................................................................      5

                  Statements of Cash Flows (Unaudited)- three months ended December 31, 2005 and 2004 and the period from inception on September 14, 1987 through
                    December 31, 2005.................................................................      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

Item 3.      Controls and Procedures..................................................................     14


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Changes in Securities and Use of Proceeds................................................     15

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

         The accompanying balance sheet of Nanoscience Technologies, Inc. at December 31, 2005, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended December 31, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2006.













                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                     ASSETS

                                                                                        December 31,                 September 30,
                                                                                            2005                         2005
                                                                                         -----------                  -----------
                                                                                         (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents
       (including $320,000 cash held in escrow)                                          $   338,834                  $    44,582
     Prepaid expenses                                                                         25,139                       30,438
                                                                                         -----------                  -----------

                  Total Current Assets                                                       363,973                       75,020
                                                                                         -----------                  -----------

PROPERTY AND EQUIPMENT, net                                                                    4,109                        4,356
                                                                                         -----------                  -----------

OTHER ASSETS

     Lease deposit                                                                               550                          550
     Patents, net                                                                             33,438                       34,406
                                                                                         -----------                  -----------

                  Total Other Assets                                                          33,988                       34,956
                                                                                         -----------                  -----------

                  TOTAL ASSETS                                                           $   402,070                  $   114,332
                                                                                         ===========                  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

     Accounts payable and accrued expenses                                               $    14,632             $    34,307
     Interest payable                                                                          6,298                       21,431
     Notes payable - related parties                                                         325,060                      315,060
                                                                                         -----------                  -----------

                  Total Current Liabilities                                                  345,990                      370,798
                                                                                         -----------                  -----------

WARRANT LIABILITY                                                                             44,570                           --
CONVERTIBLE DEBENTURES,net of discount of $1,664,117                                          26,242                    1,009,347
                                                                                         -----------                  -----------

TOTAL LIABILITIES                                                                            416,802                    1,380,145
                                                                                         -----------                  -----------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; 100,000,000 shares authorized,
       at $0.001 par value, 11,101,946
      shares issued and outstanding                                                           11,102                       11,102
     Additional paid-in capital                                                            2,773,249                    1,237,964
     Preproduction costs                                                                          --                      (66,000)
     Deficit accumulated during the development stage                                     (2,799,083)                  (2,448,879)
                                                                                         -----------                  -----------

                  Total Stockholders' Equity (Deficit)                                       (14,732)                  (1,265,813)
                                                                                         -----------                  -----------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                    EQUITY (DEFICIT)                                                     $   402,070                  $   114,332
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                   From Inception
                                                                                                                       of the
                                                                                                                  Development Stage
                                                                 For the Three Months Ended                       on September 14,
                                                                        December 31,                                1987 through
                                                         ------------------------------------------                 December 31,
                                                             2005                         2004                          2005
                                                         ------------                 ------------                 ------------
REVENUES                                                 $         --                 $         --                 $         --

OPERATING EXPENSES

       General and administrative                             198,845                      438,406                    1,518,376
       Research and development                               100,000                           --                      945,750
       Licensing fees                                              --                           --                       96,248
                                                         ------------                 ------------                 ------------

                    Total Operating Expenses                  298,845                      438,406                    2,560,374
                                                         ------------                 ------------                 ------------

LOSS FROM OPERATIONS                                         (298,845)                    (438,406)                  (2,560,374)
                                                         ------------                 ------------                 ------------

OTHER INCOME (EXPENSES)

       Other income (expense)                                    (113)                          --                       28,258
       Interest expense                                       (51,246)                      (9,898)                    (266,967)
                                                         ------------                 ------------                 ------------

                    Total Other Expenses                      (51,359)                      (9,898)                    (238,709)
                                                         ------------                 ------------                 ------------

NET LOSS                                                 $   (350,204)                $   (448,304)                $ (2,799,083)
                                                         ============                 ============                 ============


BASIC LOSS PER SHARE                                     $      (0.03)                $      (0.04)
                                                         ============                 ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                       11,101,946                   10,868,685
                                                         ============                 ============




   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                                 From Inception
                                                                                                                     of the
                                                                                                                Development Stage
                                                                                   For the Three Months Ended   on September 14,
                                                                                          December 31,            1987 Through
                                                                                    --------------------------    December 31,
                                                                                        2005            2004          2005
                                                                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                      $  (350,204)    $  (448,304)    $(2,799,083)

      Adjustments to reconcile net loss to net cash used by operating activities:
             Accrued interest contributed by shareholders                                 8,001              --          46,531
             Common stock issued for services and fees                                       --         218,750         345,448
             Common stock warrants granted for services                                      --              --          75,430
             Depreciation and amortization expense                                        1,215             281           6,111
             Amortization of marketing expense                                           66,000              --         110,000
             Services contributed by shareholder                                             --              --             290
             Amortization of discount on debt                                            26,243              --         139,724
             Change in fair value of warrant liability                                      113              --             113
      Changes in operating assets and liabilities:
             Increase in prepaid expenses                                                 5,299             839         (25,139)
             Increase (decrease) in accounts payable,
               accrued expenses and interest payable                                     (3,008)         63,704          62,077
                                                                                    -----------     -----------     -----------

                   Net Cash Used by Operating Activities                               (246,341)       (164,730)     (2,038,498)
                                                                                    -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

             Purchase of property and equipment                                              --              --          (4,931)
             Lease deposits                                                                  --              --            (550)
             Patents                                                                         --              --         (38,727)
                                                                                    -----------     -----------     -----------

                   Net Cash Used by Investing Activities                                     --              --         (44,208)
                                                                                    -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

             Proceeds from notes payable - related parties                               10,000              --         360,427
             Proceeds from convertible debentures,net                                   530,593         520,000       1,530,593
             Proceeds from stock subscriptions                                               --              --         130,000
             Repayment of notes payable - related parties                                    --              --          (5,000)
             Common stock issued for cash                                                    --              --         405,520
                                                                                    -----------     -----------     -----------

                   Net Cash Provided by Operating
                     Activities                                                         540,593         520,000       2,421,540
                                                                                    -----------     -----------     -----------

             NET DECREASE IN CASH                                                       294,252         355,270         338,834

             CASH AT BEGINNING OF PERIOD                                                 44,582          11,590              --
                                                                                    -----------     -----------     -----------

             CASH AT END OF PERIOD                                                  $   338,834     $   366,860     $   338,834
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                  From Inception
                                                                                                                      of the
                                                                                                                 Development Stage
                                                                           For the Three Months Ended            on September 14,
                                                                                 December 31,                      1987 Through
                                                                       ----------------------------------          December 31,
                                                                             2005                 2004                2005
                                                                       -------------         ------------          -------------
SUPPLIMENTAL DISCLOSURES OF
       CASH FLOW INFORMATION

       CASH PAID FOR:

               Interest                                                $       334           $       --          $       334
               Income Taxes                                            $        --           $       --          $        --

       NON-CASH FINANCING ACTIVITIES

               Forgiveness of debt by related party                    $        --           $       --          $    30,367
               Common stock issued for services and fees               $        --           $  218,750          $   345,448
               Common stock warrants granted for services              $        --           $       --          $    75,430
               Interest payable converted to debt                      $    31,801           $       --          $    41,145
               Production costs contributed by shareholder             $        --           $       --          $   110,000
               Stock subscriptions converted to common stock           $        --           $       --          $   130,000
               Termination of derivative feature of debentures         $        --           $       --          $   113,481
               Allocation of convertible note proceeds to
                 beneficial conversion feature                         $ 1,527,284           $       --          $ 1,527,284



   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 -  FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 audited financial statements. The results of operations for the periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $2,799,083 at December 31, 2005, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

          Management's plans to obtain such resources for the Company include obtaining capital in the form of loans from significant shareholders sufficient to meet its minimal operating expenses and from the sale of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -  EQUITY ACTIVITY

               2005 STOCK OPTION PLAN

               The Company has made available an aggregate of 1,100,000 shares of its common stock for issuance to employees upon the exercise of options granted under the 2005 Stock Option Plan. The purchase price per Share deliverable upon the exercise of each option shall be 100% of the Fair Market Value per Share on the date the option is granted. For purposes of this Plan, Fair Market Value shall be the closing sales price as reported on the Nasdaq National Market or such other national securities exchange, inter-dealer quotation system or electronic bulletin board or over the counter market as the Company's Common Stock shall then be traded on the date in question, or, if the Shares shall not have traded on such date, the closing sales price on the first date prior thereto on which the Shares were so traded.

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

NOTE 4 -  RELATED PARTY TRANSACTIONS

          During the year ended September 30, 2004, related parties lent the Company $320,060. The loans are non interest bearing, due upon demand and unsecured. During the three months ended December 31, 2005, related parties lent the Company an additional $10,000. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders. $5,000 of the related party notes was repaid in 2005.

          During the year ended September 30, 2005, shareholders contributed shares of their own common stock to pay for preproduction advertising costs. The shares were valued at $110,000 when they were transferred to pay the costs. As of December 31, 2005 the $66,000 of the advertising costs were completed and expensed.

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

          The Company paid $230,750 to NYU in 2005 for the May 1, 2005 research and development fee. NYU has extended the due date for the payment of $100,000 of the May 1, 2005 fee until November 1, 2005. The Company paid the $100,000 in December 2005.

NOTE 6 -  SIGNIFICANT EVENTS

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 6 -  SIGNIFICANT EVENTS (Continued)

               CONVERTIBLE DEBENTURES (Continued)


               On December 14, 2005, the $1,009,347 of convertible debentures along with $31,801 of accrued interest were exchanged for a new Securities Purchase Agreement with the same investors ("Note Holders") including new net proceeds of $530,593 for the sale of $1,690,359 Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 100,000 shares of its common stock. The Convertible Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into 7,171,000 shares of the Company's common stock at the Note Holders' option as described in the agreement. The full principal amount of the Notes is due upon the occurrence of an event of default. The warrants are exercisable for a period of three years from the date of issuance and have an exercise price of $0.01 per share. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company's assets.


               In accordance with Emerging Issues Task Force 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the proceeds from the sale of $1,690,359 of Convertible Notes on December 14, 2005, between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The resulting fair value of the warrants of $44,457 was recorded as a debt discount. The Company also recorded $118,618 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the Convertible Notes. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $1,527,284. Accordingly, the Company recorded an additional debt discount of $1,527,284. The total debt discount of $1,690,359 will be amortized to interest expense over the three year term of the Convertible Notes.


          A summary of the Secured Convertible Notes at December 31, 2005:

               Convertible secured notes: 8% per annum
                 due December 14, 2008                            $ 1,690,359
               Discount on debt, net of accumulated
                 Amortization of $26,242                           (1,664,117)
                                                                  -----------

               Net convertible secured debentures                 $   26,242
                                                                  ===========


          Pursuant to the terms of a registration rights agreement entered into with the Note Holders, the Company is obligated to register for resale, within a defined time period, the shares underlying the warrants that were issued to the Note Holders under the Securities Act of 1933, as amended. The terms of the registration rights agreement provide that in the event that the registration statement does not become effective within 90 days after the date filed, the Company is required to pay to the Note Holders as liquidated damages, an amount equal to 2% per month of the outstanding principal amount of the Convertible Notes.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 6 -  SIGNIFICANT EVENTS (Continued)

               CONVERTIBLE DEBENTURES (Continued)

               In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a
               Company's Own Common Stock," the fair value of the warrants amounting to $45,457 was recorded as a liability on the closing date of December 14, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 185% and expected life of
               2.96 years. The increase in the fair market value of the warrants from $44,457 to $44,570 resulted in non-cash other expense of $113.

               Upon  the  Company   meeting  its  obligations  to  register  the
               securities, the fair value of the warrants on that date will be reclassified to equity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

          This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

     |_| our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;

     |_|  to meet our cash and working capital needs;

     |_|  our ability to maintain our  corporate  existence as a viable  entity;
          and

     |_|  other risks detailed in our periodic report filings with the SEC.

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

PLAN OF OPERATION

          On September 12, 2003, we finalized an Amended and Restated Research and License Agreement with New York University ("NYU"), which was further amended on November 11, 2003 (the "License Agreement"). Under the terms of the License Agreement, NYU granted to us a license to certain pre-existing inventions and certain intellectual property to be generated by a designated research project being conducted at NYU relating to DNA Nanotechnology.

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

          In connection with the License Agreement, we also entered into a certain Amended and Restated Stock Purchase Agreement whereby we issued 4,812,377 shares of our common stock to NYU.

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

         During the next twelve months, we will have to raise sufficient funds to meet our ongoing operating expenses as well as to provide additional funding to NYU. Under the terms of the License Agreement, the Company paid $230,750 to NYU in 2005 for the May 1, 2005 research and development fee. NYU extended the due date for the payment of $100,000 of the May 1, 2005 fee until November 1, 2005. The Company paid the $100,000 in December 2005.

          As of the date hereof, we have two full-time employees and have plans for retaining employees as our business warrants the expense, or when the technology developed pursuant to our License Agreement becomes commercially feasible. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations. Currently, our sole full-time employee is our President and Chief Executive Officer. In the next twelve months we plan to fill the following positions with full-time employees:

          Vice  President,   Corporate  Development  and  Licensing  -  Material
          Sciences;

          Vice President,  Corporate  Development and Licensing - Life Sciences;

          Director, Technology and Product Development; and

          Chief  Financial Officer and Controller.

          In the opinion of management, inflation has not and will not have a material effect on our business and operations in the immediate future.

RESULTS OF OPERATIONS

          For the three month period ended December 31, 2005, we did not have any revenues and incurred a net loss of $350,204 compared to a loss of $450,636 for the three month period ended December 31, 2004. The decrease in net loss was despite our hiring of our President and CEO. We incurred and additional $25,000 in compensation expense in 2005 because of this hiring decision. In 2004, in order to develop the technology we have engaged several consultants to help us raise the capital we need. We expended approximately $6,000 with such consultants in 2005 compared to $355,266 in 2004. An additional $163,076 in fees were incurred in 2005 and capitalized as loan fees to be amortized over the three year term of the convertible notes. $218,750 of the 2004 fees were paid in shares of our common stock and $44,457 were paid in warrants in 2005. We incurred advertising expense of $66,000 in the three months ended December 31, 2005 when the Company completed its marketing video purchased compared to $-0-in 2004. In 2005, we incurred legal and accounting expenses of $10,615 compared to $17,064 in the same quarter of 2004. The higher fees in 2004 related to the closing of the initial convertible debenture agreement. In 2005 we paid $100,000 of research fees to NYU while we had no similar expense in 2004 because of a delayed payment made under the revised terms of the research agreement.
Management anticipates that general and administrative expenses will be approximately $150,000 per month for the remainder of our fiscal year ending September 30, 2006.

          We had a net increase in cash during the three months ended December 31, 2005 of $294,252, compared to a net increase of $355,270 in 2004. The increases were primarily due to the $640,000 and $520,000 in convertible debenture proceeds we received from High Gate Capital in 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 2005, we had cash and cash equivalents of $338,834 compared to $44,582 as of September 30, 2005. The increase in cash was the result of receipt of $640,000 in funds from convertible debentures less loan fees of $118,618. Our liabilities exceeded our cash by $77,968 at December 31, 2005. Our convertible debentures are net of the discount of $1,664,117. We also have the obligation to pay $347,288 to NYU on May 1, 2006 under the terms of our research and development contract. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements to NYU from the sale of shares of our common stock. If we are unable to sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

          We have accumulated approximately $1,744,000 of net operating loss carryforwards as of December 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2025. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2005 or the three month period ended December 31, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

ITEM 3.   CONTROLS AND PROCEDURES.

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          We are not a party to any material pending legal proceedings and, to best of our knowledge, no such action by or against us, have been threatened.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2005.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits

     Exhibit  31.1      Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

     Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

     Form 8-K filed October 3, 2005  relating to Items 5.02,  8.01 and 9.01

     Form 8-K filed  November 18, 2005 relating to Items 4.01 and 9.01

     Form 8-K filed December 20, 2005 relating to Items  1.01,  1.02,  3.02  and
     9.01

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NANOSCIENCE TECHNOLOGIES, INC.
                                                 (Registrant)



Date:  February 10, 2006                         By: /S/ DAVID KEENAN
                                                    ----------------------------
                                                    DAVID KEENAN
                                                   (President, Chief Executive
                                                    Officer and Director)




Date:  February 10, 2006                         By:/S/ DAVID RECTOR
                                                    ----------------------------
                                                    DAVID RECTOR
                                                    (Principal Accounting
                                                    Officer, Secretary,
                                                    Treasurer,
                                                    and Director)