Form 10QSB
period 2006-03-31
NANOSCIENCE TECHNOLOGIES INC
filed 2006-05-10
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2006

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
Yes X  No
   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               CLASS                            OUTSTANDING AS OF MARCH 31, 2006

   Common Stock, $.001 par value                            11,101,946

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

TABLE OF CONTENTS

HEADING                                                                                                   PAGE
-------                                                                                                   ----
                                         PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - March 31, 2006 (Unaudited) and September 30, 2005 .................      4

                  Statements of Operations (Unaudited) - three months and six months ended
                  March 31, 2006 and 2005 and the period from inception on September 14, 1987
                  through March 31, 2006..............................................................      5

                  Statements of Cash Flows (Unaudited)- three months and six months ended
                  March 31, 2006 and 2005 and the period from  inception on September 14, 1987 through
                  March 31, 2006......................................................................      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

Item 3.      Controls and Procedures..................................................................     14


                                          PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Changes in Securities and Use of Proceeds................................................     15

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     16

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         The accompanying balance sheet of Nanoscience Technologies, Inc. at March 31, 2006, related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ended March 31, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2006.









                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                     ASSETS
                                     ------

                                                                    March 31,   September 30,
                                                                      2006          2005
                                                                   ----------   -------------
                                                                   (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                       $   65,060    $   44,582
   Prepaid expenses                                                       183        30,438
                                                                   ----------    ----------

         Total Current Assets                                          65,243        75,020
                                                                   ----------    ----------

PROPERTY AND EQUIPMENT, net                                             3,863         4,356
                                                                   ----------    ----------

OTHER ASSETS

    Lease deposit                                                         550           550
    Patents, net                                                       32,470        34,406
                                                                   ----------    ----------

         Total Other Assets                                            33,020        34,956
                                                                   ----------    ----------

         TOTAL ASSETS                                              $  102,126    $  114,332
                                                                   ==========    ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable and accrued expenses                          $   40,546    $   34,307
    Interest payable                                                   39,642        21,431
    Notes payable - related parties                                   325,060       315,060
                                                                   ----------    ----------

         Total Current Liabilities                                    405,248       370,798
                                                                   ----------    ----------

WARRANT LIABILITY                                                      34,240            --
CONVERTIBLE DEBENTURES,net of discount of
   $1,525,182 at March 31, 2006                                       165,177     1,009,347

                                                                   ----------    ----------

TOTAL LIABILITIES                                                     604,665     1,380,145
                                                                   ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized,
     at $0.001 par value, 11,101,946
    shares issued and outstanding                                      11,102        11,102
   Additional paid-in capital                                       2,781,251     1,237,964
   Preproduction costs                                                     --       (66,000)
   Deficit accumulated during the development stage                (3,294,892)   (2,448,879)
                                                                   ----------    ----------

         Total Stockholders' Equity (Deficit)                        (502,539)   (1,265,813)
                                                                   ----------    ----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                        $  102,126    $  114,332
                                                                   ==========    ==========

   The accompanying notes are an integral part of these financial statements.
                                        4

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                              From Inception
                                                                                                                   of the
                                                                                                              Development Stage
                                                                                                              on September 14,
                                                 For the Three Months Ended        For the Six Months Ended    1987 through
                                                         March 31,                         March 31,             March 31,
                                                ------------    ------------    ------------    ------------    ------------
                                                    2006            2005            2006            2005           2006
                                                ------------    ------------    ------------    ------------    ------------

REVENUES                                        $       --      $       --      $       --      $       --      $       --

OPERATING EXPENSES

     General and administrative                      300,706         139,559         499,551         577,964       1,819,082
     Research and development                           --              --           100,000            --           945,750
     Licensing fees                                   25,000            --            25,000            --           121,248
                                                ------------    ------------    ------------    ------------    ------------

        Total Operating Expenses                     325,706         139,559         624,551         577,964       2,886,080
                                                ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                (325,706)       (139,559)       (624,551)       (577,964)     (2,886,080)
                                                ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)


     Other income (expense)                           10,330            --            10,217            --            38,588
     Interest expense                               (180,433)        (10,832)       (231,679)        (20,731)       (447,400)
                                                ------------    ------------    ------------    ------------    ------------

        Total Other Expenses                        (170,103)        (10,832)       (221,462)        (20,731)       (408,812)
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS                                        $   (495,809)   $   (150,391)   $   (846,013)   $   (598,695)   $ (3,294,892)
                                                ============    ============    ============    ============    ============


BASIC LOSS PER SHARE                            $      (0.04)   $      (0.01)   $      (0.08)   $      (0.05)
                                                ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              11,101,946      11,101,946      11,101,946      10,974,446
                                                ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.
                                        5

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                              From Inception
                                                                                                  of the
                                                                                             Development Stage
                                                                 For the Six Months Ended    on September 14,
                                                                         March 31,             1987 Through
                                                                 -----------    -----------     March 31,
                                                                    2006           2005           2006
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                $  (846,013)   $  (598,695)   $(3,294,892)

         Adjustments to reconcile net loss to
           net cash used by operating activities:
                Accrued interest contributed by shareholders          16,003             --         54,533
                Common stock issued for services and fees                 --        218,750        345,448
                Common stock warrants granted for services                --             --         75,430
                Depreciation and amortization expense                  2,429            644          7,325
                Amortization of marketing expense                     66,000             --        110,000
                Services contributed by shareholder                       --             --            290
                Amortization of discount on debt                     165,177             --        278,658
                Change in fair value of warrant liability            (10,217)            --        (10,217)
         Changes in operating assets and liabilities:
                Decrease (increase) in prepaid expenses               30,255         (1,488)          (183)
                Increase (decrease) in accounts payable,
                  accrued expenses and interest payable               56,251         39,562        121,336
                                                                 -----------    -----------    -----------

                         Net Cash Used by Operating Activities      (520,115)      (341,227)    (2,312,272)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

                Purchase of property and equipment                        --         (4,931)        (4,931)
                Lease deposits                                            --             --           (550)
                Patents                                                   --             --        (38,727)
                                                                 -----------    -----------    -----------

                         Net Cash Used by Investing Activities            --         (4,931)       (44,208)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

                Proceeds from notes payable - related parties         10,000             --        360,427
                Proceeds from convertible debentures,net             530,593        520,000      1,530,593
                Proceeds from stock subscriptions                         --             --        130,000
                Repayment of notes payable - related parties              --         (5,000)        (5,000)
                Common stock issued for cash                              --             --        405,520
                                                                 -----------    -----------    -----------

                         Net Cash Provided by Operating
                           Activities                                540,593        515,000      2,421,540
                                                                 -----------    -----------    -----------

                NET INCREASE IN CASH                                  20,478        168,842         65,060

                CASH AT BEGINNING OF PERIOD                           44,582         11,590             --
                                                                 -----------    -----------    -----------

                CASH AT END OF PERIOD                            $    65,060    $   180,432    $    65,060
                                                                 ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.
                                        6

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                     From Inception
                                                                                                         of the
                                                                                                   Development Stage
                                                                 For the Six Months Ended           on September 14,
                                                                          March 31,                   1987 Through
                                                           ---------------       --------------        March 31,
                                                                2006                  2005                2006
                                                           ---------------       --------------      -------------
SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

          Interest                                         $          487        $           --      $         487
          Income Taxes                                     $           --        $           --      $          --

     NON-CASH FINANCING ACTIVITIES

         Forgiveness of debt by related party              $           --        $           --      $      30,367
         Common stock issued for services and fees         $                     $      218,750      $     345,448
         Common stock warrants granted for services        $                     $           --      $      75,430
         Interest payable converted to debt                $        31,801       $           --      $      41,145
         Production costs contributed by shareholder       $            --       $           --      $     110,000
         Stock subscriptions converted to common stock     $            --       $           --      $     130,000
         Termination of derivative feature of debentures   $            --       $           --      $     113,481
         Allocation of convertible note proceeds to
           beneficial conversion feature                   $     1,527,284       $           --      $   1,527,284








   The accompanying notes are an integral part of these financial statements.
                                        7

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $3,294,892 and has a working capital deficiency of $340,005 at March 31, 2006, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         During the year ended September 30, 2004, related parties lent the Company $320,060. The loans are non interest bearing, due upon demand and unsecured. During the six months ended March 31, 2006, related parties lent the Company an additional $10,000. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders. $5,000 of the related party notes was repaid in 2005.

         During the year ended September 30, 2005, shareholders contributed shares of their own common stock to pay for preproduction advertising costs. The shares were valued at $110,000 when they were transferred to pay the costs. As of March 31, 2006 the $110,000 of the advertising costs were completed and expensed.

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

            In consideration for the grant and during the term of the License, the Company agreed to pay minimum royalty payments to NYU:
            Non-refundable license issue fees of twenty five thousand dollars ($25,000) on each of July 1, 2005 and July 1, 2006; fifty thousand dollars ($50,000) on each of July 1, 2007 and 2008; seventy five thousand dollars ($75,000) on each of July 1,2009 and 2010, one hundred and twenty five thousand dollars ($125,000) on each of July 1,2011, 2012,2013 and 2014; and one hundred and fifty thousand dollars ($150,000) on each of July 1,2015,2016,2017,2018 and 2019.
            The license issue fees commencing on July 1, 2010 and extending through the end of the term of this Agreement shall be credited against royalty payments due for the relevant year.

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

          In accordance with Emerging Issues Task Force 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the proceeds from the sale of $1,690,359 of Convertible Notes on December 14, 2005, between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The resulting fair value of the warrants of $44,457 was recorded as a debt discount. The Company also recorded $118,618 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the Convertible Notes. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $1,527,284. Accordingly, the Company recorded an additional debt discount of $1,527,284. The total debt discount of $1,690,359 is being amortized to interest expense over the three year term of the Convertible Notes.

       A summary of the Secured Convertible Notes at March 31, 2006:

               Convertible secured notes: 8% per annum
                 due December 14, 2008                      $ 1,690,359
               Discount on debt, net of accumulated
                 amortization of $165,177                    (1,525,182)
                                                            -----------

               Net convertible secured debentures           $   165,177
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

         In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," the fair value of the warrants amounting to $45,457 was recorded as a liability on the closing date of December 14, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 185% and expected life of 2.96 years. The decrease in the fair market value of the warrants from $44,457 to $34,240 resulted in non-cash other income of $10,217.

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

              As of the date hereof, we have two full-time employees and have plans for retaining employees as our business warrants the expense, or when the technology developed pursuant to our License Agreement becomes commercially feasible. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations. Currently, our full-time employees are our President and Chief Executive Officer. In the next twelve months we plan to fill the following positions with full-time employees:

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

RESULTS OF OPERATIONS

         For the three month period ended March 31, 2006, we did not have any revenues and incurred a net loss of $495,922 compared to a loss of $150,391 for the three month period ended March 31, 2005. The increase in net loss was the result our expansion of operations including the hiring our President and our CEO. We incurred an additional $32,000 in compensation expense in 2005 because of this hiring decision. In 2006, in order to develop the technology we have engaged several consultants to help us raise the capital we need. We expended approximately $26,000 with such consultants in 2006 compared to $6,000 in 2005. $180,433 in interest charges were incurred in 2006 as we amortized capitalized loan fees over the three year term of the convertible notes compared to $22,653 in 2005. In 2006, we incurred legal and accounting expenses of $96,683 compared to $42,662 in the same quarter of 2005. The higher fees in 2005 related to the closing of the convertible debenture agreement. In 2006 we paid $84,924 of patent royalty fees to NYU while we had no similar expense in 2005. Management anticipates that general and administrative expenses will be approximately $100,000 per month for the remainder of our fiscal year ending September 30, 2006.

         For the six months ended March 31, 2006, we did not have any revenues and incurred a net loss of $846,013 compared to a loss of $598,695 for the six month period ended March 31, 2005. The increase in net loss was the result of our expansion of operations including the hiring of our President and our CEO. We incurred and additional $55,000 in compensation expense in 2006 because of this hiring decision. In 2006, in order to develop the technology we have engaged several consultants to help us raise the capital we need. We expended approximately $62,000 with such consultants in 2006 compared to $361,000 in 2005. $218,750 of the 2004 fees were paid in shares of our common stock and $44,457 were paid in warrants in 2005. $231,679 in interest charges were incurred in 2006 as capitalized loan fees were amortized over the three year term of the convertible notes compared to $34,884 in 2005. We incurred advertising expense of $66,000 in the six months ended March 31, 2006 when the we completed our marketing video compared to $-0- in 2005. In 2006, we incurred legal and accounting expenses of $107,296 compared to $70,267 in the same period of 2005. The higher fees in 2006 related to the closing of the convertible debenture agreement. In 2006 we paid $100,000 of research fees and $84,924 in patent royalty fees to NYU while we had no similar expense in 2005 because of a delayed payment made under the revised terms of the research agreement.
Management anticipates that general and administrative expenses will be approximately $100,000 per month for the remainder of our fiscal year ending September 30, 2006.

         We had a net increase in cash during the six months ended March 31, 2006 of $20,478, compared to a net increase of $168,842 in 2005. The increases were primarily due to the $640,000 and $520,000 in convertible debenture proceeds we received from High Gate Capital in 2006 and 2005, respectively as offset by the cash used in our operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had cash and cash equivalents of $65,060 compared to $44,582 as of September 30, 2005. The increase in cash was the result of receipt of $640,000 in funds from convertible debentures less loan fees of $118,618. Our current liabilities exceeded our current assets by $340,005 at March 31, 2006. Our convertible debentures are net of the discount of $1,525,182. We also have the obligation to pay $347,288 to NYU on May 1, 2006 under the terms of our research and development contract. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements to NYU from the issuance of convertible debt. If we are unable to sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

         We have accumulated approximately $2,067,000 of net operating loss carryforwards as of March 31, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2026. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2005 or the six month period ended March 31, 2006 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

                            NANOSCIENCE  TECHNOLOGIES,  INC.
                            (Registrant)

Date: May 9, 2006           By:    /S/ DAVID KEENAN
                               --------------------
                                       DAVID KEENAN
                            (President, Chief Executive Officer and Director)




Date: May 9, 2006           By:    /S/ DAVID RECTOR
                               --------------------
                                       DAVID RECTOR
                            (Principal Accounting Officer, Secretary, Treasurer,
                             and Director)