Form 10QSB
period 2006-06-30
NANOSCIENCE TECHNOLOGIES INC
filed 2006-07-26
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2006

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

Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 CLASS                          OUTSTANDING AS OF JUNE 30, 2006

     Common Stock, $.001 par value                          11,101,946

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

TABLE OF CONTENTS

HEADING                                                                                                   PAGE
-------                                                                                                   ----
                               PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30, 2006 (Unaudited) and September 30, 2005 ..................      4

                  Statements of Operations (Unaudited) - three months and nine months ended
                  June 30, 2006 and 2005 and the period from inception on September 14, 1987
                  through June 30, 2006...............................................................      5

                  Statements of Cash Flows (Unaudited)- nine months ended June 30, 2006 and 2005
                  and the period from inception on September 14, 1987 through June 30, 2006...........      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

Item 3.      Controls and Procedures..................................................................     14


                                PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Changes in Securities and Use of Proceeds................................................     15

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     16

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         The accompanying balance sheet of Nanoscience Technologies, Inc. at June 30, 2006, related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ended June 30, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2006.






                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2006

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                     ASSETS

                                                               June 30,        September 30,
                                                                 2006              2005
                                                             -----------       ------------
                                                             (Unaudited)

CURRENT ASSETS

      Cash and cash equivalents                              $     6,651       $    44,582
      Prepaid expenses                                            30,683            30,438
                                                             -----------       -----------

             Total Current Assets                                 37,334            75,020
                                                             -----------       -----------

PROPERTY AND EQUIPMENT, net                                        3,616             4,356
                                                             -----------       -----------

OTHER ASSETS

      Lease deposit                                                  550               550
      Patents, net                                                31,502            34,406
                                                             -----------       -----------

             Total Other Assets                                   32,052            34,956
                                                             -----------       -----------

             TOTAL ASSETS                                    $    73,002       $   114,332
                                                             ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable and accrued expenses                  $   444,416       $    34,307
      Interest payable                                            73,357            21,431
      Notes payable - related parties                            340,260           315,060
                                                             -----------       -----------

             Total Current Liabilities                           858,033           370,798
                                                             -----------       -----------

WARRANT LIABILITY                                                 19,302                --
CONVERTIBLE DEBENTURES,net of discount of
   $1,384,705 at June 30, 2006                                   305,654         1,009,347
                                                             -----------       -----------

TOTAL LIABILITIES                                              1,182,989         1,380,145
                                                             -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 100,000,000 shares authorized,
       at $0.001 par value, 11,101,946
       shares issued and outstanding                              11,102            11,102
      Additional paid-in capital                               2,789,252         1,237,964
      Preproduction costs                                             --           (66,000)
      Deficit accumulated during the development stage        (3,910,341)       (2,448,879)
                                                             -----------       -----------

             Total Stockholders' Equity (Deficit)             (1,109,987)       (1,265,813)
                                                             -----------       -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                              $    73,002       $   114,332
                                                             ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                  From Inception
                                                                                                      of the
                                                                                                 Development Stage
                                  For the Three Months Ended      For the Nine Months Ended       on September 14,
                                           June 30,                        June 30,                 1987 through
                                 ----------------------------    ----------------------------         June 30,
                                     2006            2005            2006            2005               2006
                                 ------------    ------------    ------------    ------------     ----------------

REVENUES                         $         --    $        --     $        --     $        --        $        --

OPERATING EXPENSES

    General and administrative        100,906         151,859         600,457         729,823          1,919,988
    Research and development          347,288         230,750         447,288         230,750          1,293,038
    Licensing fees                         --              --          25,000              --            121,248
                                 ------------    ------------    ------------    ------------       ------------

      Total Operating Expenses        448,194         382,609       1,072,745         960,573          3,334,274
                                 ------------    ------------    ------------    ------------       ------------

LOSS FROM OPERATIONS                 (448,194)       (382,609)     (1,072,745)       (960,573)        (3,334,274)
                                 ------------    ------------    ------------    ------------       ------------

OTHER INCOME (EXPENSES)

    Other income (expense)             14,938              --          25,155              --             53,526
    Interest expense                 (182,193)        (15,883)       (413,872)        (36,614)          (629,593)
                                 ------------    ------------    ------------    ------------       ------------

      Total Other Expenses           (167,255)        (15,883)       (388,717)        (36,614)          (576,067)
                                 ------------    ------------    ------------    ------------       ------------

NET LOSS                         $   (615,449)   $   (398,492)   $ (1,461,462)   $   (997,187)      $ (3,910,341)
                                 ============    ============    ============    ============       ============

BASIC LOSS PER SHARE             $      (0.06)   $      (0.04)   $      (0.13)   $      (0.09)
                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               11,101,946      11,101,946      11,101,946      11,038,196
                                 ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                      From Inception
                                                                                                          of the
                                                                                                     Development Stage
                                                                    For the Nine Months Ended         on September 14,
                                                                            June 30,                   1987 Through
                                                                --------------------------------         June 30,
                                                                     2006               2005               2006
                                                                -------------       ------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                  $  (1,461,462)      $   (997,187)      $  (3,910,341)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Accrued interest contributed by shareholders              24,004                 --              62,534
             Common stock issued for services and fees                     --            218,750             345,448
             Common stock warrants granted for services                    --                 --              75,430
             Depreciation and amortization expense                      3,644              1,171               8,540
             Amortization of marketing expense                         66,000                 --             110,000
             Services contributed by shareholder                           --                 --                 290
             Amortization of discount on debt                         305,654                 --             419,135
             Change in fair value of warrant liability                (25,155)                --             (25,155)
      Changes in operating assets and liabilities:
             Decrease (increase) in prepaid expenses                     (245)          (145,949)            (30,683)
             Increase (decrease) in accounts payable,
               accrued expenses and interest payable                  493,836            125,505             558,921
                                                                -------------       ------------       -------------

                   Net Cash Used by Operating Activities             (593,724)          (797,710)         (2,385,881)
                                                                -------------       ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES

             Purchase of property and equipment                            --             (4,931)             (4,931)
             Lease deposits                                                --                 --                (550)
             Patents                                                       --                 --             (38,727)
                                                                -------------       ------------       -------------

                   Net Cash Used by Investing Activities                   --             (4,931)            (44,208)
                                                                -------------       ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Proceeds from notes payable - related parties             25,200                 --             375,627
             Proceeds from convertible debentures,net                 530,593            885,000           1,530,593
             Proceeds from stock subscriptions                             --                 --             130,000
             Repayment of notes payable - related parties                  --            (10,000)             (5,000)
             Common stock issued for cash                                  --                 --             405,520
                                                                -------------       ------------       -------------

                   Net Cash Provided by Operating
                     Activities                                       555,793            875,000           2,436,740
                                                                -------------       ------------       -------------

             NET INCREASE IN CASH                                     (37,931)            72,359               6,651

             CASH AT BEGINNING OF PERIOD                               44,582             11,590                  --
                                                                -------------       ------------       -------------

             CASH AT END OF PERIOD                              $       6,651       $     83,949       $       6,651
                                                                =============       ============       =============


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                                               From Inception
                                                                                                                   of the
                                                                                                             Development Stage
                                                                                                              on September 14,
                                                                         For the Nine Months Ended              1987 Through
                                                                         June 30,                                 June 30,
                                                                          2006                2005                 2006
                                                                     --------------       -------------       ----------------

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

            Interest                                                 $          487       $            -       $          487
            Income Taxes                                             $            -       $            -       $            -

     NON-CASH FINANCING ACTIVITIES

            Forgiveness of debt by related party                     $            -       $            -       $       30,367
            Common stock issued for services and fees                $            -       $      218,750       $      345,448
            Common stock warrants granted for services               $            -       $            -       $       75,430
            Interest payable converted to debt                       $       31,801       $            -       $       41,145
            Production costs contributed by shareholder              $            -       $      110,000       $      110,000
            Stock subscriptions converted to common stock            $            -       $            -       $      130,000
            Termination of derivative feature of debentures          $            -       $            -       $      113,481
            Allocation of convertible note proceeds to
              beneficial conversion feature                          $    1,527,284       $            -       $    1,527,284



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

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 audited financial statements from which the September 30, 2005 balance sheet has been derived. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 -     GOING CONCERN

             The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $3,910,341, has a working capital deficiency of $820,699 and a shareholders' deficiency of $1,109,987 at June 30, 2006, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

             The   creation  of  the  2005  Stock  Option  Plan  is  subject  to shareholder approval, accordingly, no options have been issued under the plan.

NOTE 4 -     RELATED PARTY TRANSACTIONS

             During the year ended September 30, 2004, related parties lent the Company $320,060. The loans are non interest bearing, due upon demand and unsecured. During the nine months ended June 30, 2006, related parties lent the Company an additional $25,200. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders. $5,000 of the related party notes was repaid in 2005.

             During the year ended September 30, 2005, shareholders contributed shares of their own common stock to pay for preproduction advertising costs. The shares were valued at $110,000 when they were transferred to pay the costs. As of June 30, 2006 the $110,000 of the advertising costs were completed and expensed.

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

             The Company paid $230,750 to NYU in 2005 for the May 1, 2005 research and development fee. NYU has extended the due date for the payment of $100,000 of the May 1, 2005 fee until November 1, 2005. The Company paid the $100,000 in December 2005. The Company has accrued the May 1, 2006 fee in accounts payable at June 30, 2006.

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

       A summary of the Secured Convertible Notes at June 30, 2006:

               Convertible secured notes: 8% per annum
                 due December 14, 2008                             $ 1,690,359
               Discount on debt, net of accumulated
                 amortization of $305,654                           (1,384,705)
                                                                   -----------

               Net convertible secured debentures                  $   305,654
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

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," the fair value of the warrants amounting to $45,457 was recorded as a liability on the closing date of December 14, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 185% and expected life of 2.96 years. The decrease in the fair market value of the warrants from $44,457 to $19,302 resulted in non-cash other income of $25,155.

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

         During the next twelve months, we will have to raise sufficient funds to meet our ongoing operating expenses as well as to provide additional funding to NYU. Under the terms of the License Agreement, the Company paid $230,750 to NYU in 2005 for the May 1, 2005 research and development fee. NYU extended the due date for the payment of $100,000 of the May 1, 2005 fee until November 1, 2005. The Company paid the $100,000 in December 2005. To date the Company has been unable to pay the fee due on May 1, 2006.

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

RESULTS OF OPERATIONS

         For the three month period ended June 30, 2006, we did not have any revenues and incurred a net loss of $615,499 compared to a loss of $398,492 for the three month period ended June 30, 2005. The increase in net loss was the result our expansion of operations including the hiring our President and CEO. We incurred an additional $25,000 in compensation expense in 2006 because of this hiring decision. The graduated schedule of research and development fees to be paid to NYU accounted for $116,538 of the increase. Our obligation to NYU was $347,288 in 2006 compared to $230,705 in 2005. $182,193 in interest charges were incurred in 2006 as we amortized capitalized loan fees over the three year term of the convertible notes compared to $15,883 in 2005. In 2006, we incurred legal and accounting expenses of $96,683 compared to $42,662 in the same quarter of 2005. Management anticipates that general and administrative expenses will be approximately $100,000 per month for the remainder of our fiscal year ending September 30, 2006.

         For the nine months ended June 30, 2006, we did not have any revenues and incurred a net loss of $1,461,462 compared to a loss of $997,187 for the nine month period ended June 30, 2005. The increase in net loss was the result of our expansion of operations including the hiring of our President and our CEO. We incurred and additional $75,000 in compensation expense in 2006 because of this hiring decision. The graduated schedule of research and development fees to be paid to NYU accounted for $ 208,538 of the increase. Our obligation to NYU was $447,288 in 2006 compared to $230,705 in 2005. $413,872 in interest charges were incurred in 2006 as capitalized loan fees were amortized over the three year term of the convertible notes compared to $36,614 in 2005. We incurred advertising expense of $66,000 in the nine months ended June 30, 2006 when the we completed our marketing video compared to $-0- in 2005. In 2006 we paid $84,924 patent royalty fees to NYU while we had no similar expense in 2005 because of a delayed payment made under the revised terms of the research agreement. Management anticipates that general and administrative expenses will be approximately $100,000 per month for the remainder of our fiscal year ending September 30, 2006.

         We had a net decrease in cash during the nine months ended June 30, 2006 of $37,931, compared to a net increase of $72,359 in 2005. The increases were primarily due to the $640,000 and $885,000 in convertible debenture proceeds we received from High Gate Capital in 2006 and 2005, respectively as offset by the cash used in our operations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006, we had cash and cash equivalents of $6,651 compared to $44,582 as of September 30, 2005. The decrease in cash was the result of our loss from operations which used cash of $593,724. This cash outflow was offset by the receipt of $640,000 in funds from convertible debentures less loan fees of $118,618 and loans from related parties of $25,200. Our current liabilities exceeded our current assets by $820,699 at June 30, 2006. Our convertible debentures are net of the discount of $1,384,705. We also have the past due obligation to pay $347,288 to NYU under the terms of our research and development contract. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements to NYU from the issuance of convertible debt. If we are unable to sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

         We have accumulated approximately $2,664,000 of net operating loss carryforwards as of June 30, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2026. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

No tax benefit has been reported in the financial statements for the year ended September 30, 2005 or the nine month period ended June 30, 2006 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

                               NANOSCIENCE  TECHNOLOGIES,  INC.
                               (Registrant)



Date:  July 26, 2006           By:    /s/ DAVID KEENAN
                                  ---------------------
                                        DAVID KEENAN
                               (President, Chief Executive Officer and Director)




Date:  July 26, 2006           By:    /s/ DAVID RECTOR
                                  --------------------
                                        DAVID RECTOR
                               (Principal Accounting Officer, Secretary,
                               Treasurer, and Director)