Form 10KSB
period 2006-09-30
NANOSCIENCE TECHNOLOGIES INC
filed 2007-01-16
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER 000-26067

                         NANOSCIENCE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

               NEVADA                                    87-0571300
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1428 BRANDYWINE CIRCLE, FORT MYERS, FLORIDA                     33919
  (Address of principal executive offices)                    Zip Code)


ISSUER'S TELEPHONE NO.:                                   (239) 437-5255
SECURITIES REGISTERED PURSUANT TO SECTION 12(b)                NONE
OF THE EXCHANGE ACT:
SECURITIES REGISTERED PURSUANT TO SECTION 12(g)               COMMON
OF THE EXCHANGE ACT:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_X_ No___

State the issuer's revenues for its most recent fiscal year.   $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $999,175

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          CLASS                              OUTSTANDING AS OF NOVEMBER 30, 2006
Common Stock, $.001 par value                              11,101,946

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format. Yes |_| No |X|

                         NANOSCIENCE TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                             PART I
ITEM 1.      DESCRIPTION OF BUSINESS....................................................................................1

ITEM 2.      DESCRIPTION OF PROPERTY...................................................................................16

ITEM 3.      LEGAL PROCEEDINGS.........................................................................................16

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................16

                                                            PART II
ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................................17

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................................18

ITEM 7.      FINANCIAL STATEMENTS......................................................................................20

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................21

ITEM 8A.     CONTROLS AND PROCEDURES...................................................................................21

                                                         PART III
ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........................................................21

ITEM 10.     EXECUTIVE COMPENSATION....................................................................................24

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................25

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................25

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K..........................................................................26

ITEM 14.     PRINCIPAL ACCOUNTANTS FEES AND SERVICES...................................................................27

SIGNATURES   ..........................................................................................................28

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

RECENT DEVELOPMENTS

         CESSATION OF OPERATIONS

         As disclosed prior to the date of the filing of this Annual Report on Form 10-KSB, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. At the date hereof, we have current assets of $2,803 and liabilities of approximately $1,523,905. We recorded no revenues during the fiscal year ended September 30, 2006. Further, we are in default with respect to loans in the principal amount of $1,790,000 from our principal creditor.

         We have expended efforts to secure additional capital from both our principal creditor and other third parties, but such efforts have been unsuccessful. Currently, we have a severe working capital deficiency.

         We are party to an Amended and Restated Research and License Agreement, dated September 12, 2003, (the "License Agreement") with New York University ("NYU") that was further amended on November 11, 2003. The License Agreement is our sole material asset. Under the terms of the License Agreement, NYU granted to us a license to certain pre-existing inventions and certain intellectual property to be generated by a designated research project being conducted at NYU relating to DNA nanotechnology. Pursuant to the License Agreement, we are required to pay to NYU an annual licensing fee. At the date hereof, we are in default of our payment obligations under the License Agreement in the amount of $347,500 and have received notice from NYU that NYU intends to terminate the License Agreement. Further, we are required to reimburse NYU additional amounts for patent fees and other expenses estimated to be approximately $80,000 at the date hereof.

         Accordingly, we have determined on December 1, 2006 to cease operations immediately and, at the request of such creditor appointed a director designated by such creditor to our Board of Directors. Immediately following such appointment, our existing directors resigned effective immediately and terminated their association with us. Accordingly, such creditor may be deemed to control us at the date of the filing of this Report.

         SHELL COMPANY STATUS

         As a result of our cessation of operations and the termination of the License Agreement, we became a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. However, if we intend to facilitate the eventual creation of a public trading market in our outstanding securities, we must consider that our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell our securities and also may affect the ability of holders of our securities to sell their securities in any market that might develop therefor.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Because our securities are "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. See "Risk Factors - Our Common Stock is penny stock." The rules may further affect the ability of owners of the Common Stock to sell our securities in any market that might develop for them.

         Our business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. At the present time, we have not identified any business opportunity that it plans to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

         It is anticipated that our officers and directors may contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of our existence and status and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. We can provide no assurance that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

         We anticipate that the business opportunities presented to us will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

         We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications, construction, real estate development, and others.

         As a consequence of the registration of its securities, any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of us would be issued by us or purchased from our current principal shareholders by the acquiring entity or its affiliates.

         In our judgment, none of our officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain of our principal shareholders could occur at a time when our other shareholders remain subject to restrictions on the transfer of their shares.

         Depending upon the nature of the transaction, our current officers and directors may resign their management positions with us in connection with our acquisition of a business opportunity. In the event of such a resignation, our current management would not have any control over the conduct of our business following our combination with a business opportunity.

         It is anticipated that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

         While we will evaluate other business opportunities with which our officers and directors are currently affiliated, we do not foresee that we would enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. Should we determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of us and its stockholders, we are in general permitted by Nevada law to enter into such a transaction if:

              1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

              2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to our stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

              3. The contract or transaction is fair as to us as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We anticipate that we will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

         Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, we emphasize that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

         We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

         We emphasize that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

         Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. We anticipate that we will consider, among other things, the following factors:

              1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

              2. Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

              3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6.

              4. Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

              5. The extent to which the business opportunity can be advanced;

              6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

              7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

              8. The cost of participation by us as compared to the perceived tangible and intangible values and potential; and

              9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be determinative in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         As part of our investigation, our executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

         Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

FORM OF ACQUISITION

         We cannot currently predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of us and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of us and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, there is no assurance that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by stockholders.

         Management may actively negotiate or otherwise consent to the purchase of any portion of their common shares as a condition to or in connection with a proposed merger or acquisition transaction. We emphasize that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of our securities should not anticipate that we necessarily will furnish our holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

         We believe that it is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or our other securities. Although we cannot currently predict the terms of any such transaction, we note that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by the current officers, directors and principal shareholders.

         We anticipate that any new securities that we issue in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

         We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

         As a general matter, we anticipate that we, and/or our officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

         We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

INVESTMENT COMPANY ACT AND OTHER REGULATION

         We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

         Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

         Any securities which we might acquire in exchange for our common stock will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale.

         An  acquisition  made by us may be in an industry which is regulated or
licensed  by  federal,   state  or  local  authorities.   Compliance  with  such
regulations can be expected to be a time-consuming and expensive process.

COMPETITION

         We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we have and will therefore be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blind pool" companies, many of which may have more funds available than we do.

EMPLOYEES

         We currently have 2 employees, our Chief Executive Officer, James H. Schneider and our Interim Chief Financial Officer, Fred J. Griffin. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any other full-time employees so long as it is seeking and evaluating business opportunities. The need for further employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

RISK FACTORS

         AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND SUBJECT TO NUMEROUS AND SUBSTANTIAL RISKS. THESE RISKS INCLUDE THOSE SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. READERS ARE ENCOURAGED TO REVIEW THESE RISKS CAREFULLY BEFORE MAKING ANY INVESTMENT DECISION.

         OUR FINANCIAL STATEMENT INCLUDE SUBSTANTIAL NON-OPERATING GAINS OR LOSSES RESULTING FROM REQUIRED QUARTERLY REVALUATION UNDER GAAP OF OUR OUTSTANDING DERIVATIVE INSTRUMENTS.

         GAAP requires that we report the value of certain derivative instruments we have issued as current liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the larger number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

         WE MAY NOT CONTINUE AS A GOING CONCERN.

         Our financial statements were prepared on the assumption that we will continue as a going concern, and the independent accountants have expressed doubt as to that assumption. If sufficient capital is not available, we would likely be required to discontinue our operations. We have recurring net losses of $1,880,029 and $1,430,183 in 2006 and 2005 respectively and an accumulated deficit of $4,328,908 as of September 30, 2006. We are trying to raise additional capital through sales of our common stock as well as financing from third parties. However if we are unable to raise additional capital or financing we may not continue as a going concern.

         THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

         Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may in the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

         THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

         We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

         FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

         The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

         WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

         We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

         THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

         Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially
preclude   consummation  of  an  acquisition.   Otherwise  suitable  acquisition
prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

         Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Act, since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Act and, consequently, violation of the Investment Act could subject us to material adverse consequences.

         ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

         If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

         OUR BUSINESS WILL HAVE NO REVENUE UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

         We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

         WE INTEND TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

         As of September 30, 2006, our Certificate of Incorporation authorized the issuance of a maximum of 100,000,000 shares of common stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

         WE MAY NOT BE ABLE TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

         There is assurance that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

         BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

         Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

         OUR COMMON STOCK IS CONSIDERED TO BE "PENNY STOCK".

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1, promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Penny stocks are stocks:

         o with a price of less than $5.00 per share;

         o that are not traded on a "recognized" national exchange;

         o whose prices are not quoted on the NASDAQ automated quotation system; or

         o of issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenue of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a "penny stock" for the investor's account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be "penny stock."

         Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any "penny stock" to that investor. This procedure requires the broker-dealer to:

         o obtain from the investor information about his or her financial situation, investment experience and investment objectives;

         o reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of "penny stock" transactions;

         o provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

         o receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

         Compliance with these requirements may make it harder for investors in our common stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors, who understand that such investment is a long-term and illiquid investment, and are capable of and prepared to bear the risk of holding the common stock for an indefinite period of time.

         A LIMITED PUBLIC TRADING MARKET MAY CAUSE VOLATILITY IN THE PRICE OF OUR COMMON STOCK.

         Our common stock is currently quoted on the OTC Bulletin Board. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experience extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our shareholders could suffer losses or be unable to liquidate their holdings.

         WE MAY NOT BE ABLE TO ACHIEVE SECONDARY TRADING OF OUR STOCK IN CERTAIN STATES BECAUSE OUR COMMON STOCK IS NOT NATIONALLY TRADED.

         Because our common stock is not approved for trading on the Nasdaq National Market or listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. While we intend to take appropriate steps to register our common stock or qualify for exemptions for our common stock, in all of the states and jurisdictions of the United States, if we fail to do so the investors in those jurisdictions where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

         IT IS UNCERTAIN WHETHER WE WILL EVER PAY DIVIDENDS OR EVER PROVIDE AN OPPORTUNITY FOR ANY RETURN ON INVESTMENT. OUR SECURITIES SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT.

         It is uncertain whether we will ever pay dividends on our common stock. Our securities should not be purchased by persons who can not afford the loss of their entire investment.

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

BUSINESS PRIOR TO CESSATION OF OPERATIONS

         We have a limited operating history and no representation is made, nor is any intended, that we will be able to carry on our future business activities successfully. As a result of the License Agreement with NYU, we were engaged in the development and commercialization of the inventions and intellectual property to be generated by the research project being conducted at NYU relating to DNA Nanotechnology. Structural DNA Nanotechnology seeks to exploit the architectural properties of DNA with the ultimate goal of organizing matter in three dimensions. Pharmaceutical development, nano-electronics and the creation of new materials are among the potential applications of this research.

         BACKGROUND OF TECHNOLOGY

         We were originally formed to commercialize significant nanotechnology research and intellectual property developed at New York University (NYU). The technology and its related intellectual property are the result of twenty-three years of research at NYU by Dr. Nadrian C. Seeman, Ph.D. and his research group. Dr. Seeman is an internationally recognized scientist and a pioneer in developments pertaining to DNA nanotechnology. In September 2003, NTI executed an exclusive worldwide Research and License Agreement with NYU for all of Dr. Seeman's past, current and future developments pertaining to nanotechnology.

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

         We believed that the commercial applications that will result from the research and development programs at NYU are scientifically significant, highly extensive and novel. In addition, the technology is well patented.

         We had identified a two-phase research and development plan which is based on the research conducted/accomplished to date and planned future research and the need to meet long-term business objectives that will result in viable commercial product opportunities

         Prior to our cessation of operations, our commercialization strategy was as follows:

         o Enter into research collaboration relationships early in the research and development process with market leaders in each industry sector that NTI plans to pursue;

         o Establish relationships with targeted companies that will result in exclusive, or in certain instances, non-exclusive licenses for a DEFINED field of use; and

         o Focus on collaboration partners/licensees that have a substantial manufacturing and marketing capability which may result in a more defined product development effort and a shorter time to commercialization.

         The intellectual property portfolio contained five issued patents and five patent applications.

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

         At the date hereof, we are in default of our payment obligations under the License Agreement in the amount of $347,500 and have received notice from NYU that NYU intends to terminate the License Agreement. Further, we are required to reimburse NYU additional amounts for patent fees and other expenses estimated to be approximately $80,000 at the date hereof. Presently, we have no marketable products or licensable technology. Our collaboration with NYU has terminated.We have been dependent upon NYU's successful research and development of a marketable product or licensable technology. At this time, we have lost our license with NYU and have no other technology, products or services from which we can expect to generate revenues.

GOVERNMENT REGULATION

         Presently, we are not presently subject to government regulations or consents because we do not have any marketable or licensable technology. We can provide no assurances that in the foreseeable future we will not be subject to government regulation or will not have to obtain government consents to conduct our business and there is no guarantee that we will be in compliance with such regulations at the time they become applicable. The relevant regulations and necessary consents cannot be discerned until the type of technology developed is determined.

RESEARCH AND DEVELOPMENT

         We have incurred $447,288 and $230,750 in research and development expenses in 2006 and 2005 respectively.

EMPLOYEES

         As of the date hereof, we have 2 full-time employees and have no plans for retaining further employees. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations.

FACILITIES

         We currently use as our principal place of business the business offices of our President and Chief Executive Officer located in Fort Myers, Florida. It is contemplated that at such future time as business warrants, we will secure commercial office space. However, we have no current plans to secure such commercial office space.

INDUSTRY SEGMENTS

ITEM 2. DESCRIPTION OF PROPERTY

         We do not own any material property.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material pending legal proceedings and, to best of our knowledge, no such action by or against us, has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our security holders during the year ended September 30, 2006.

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

         As of November 30, 2006 there were approximately 149 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of November 30, 2006 we had 11,101,946 shares of common stock issued and outstanding. Of the total outstanding shares, 4,271,119 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 4,271,119 shares, we have not identified any shares as being held by affiliates. A total of 6,830,827 shares are considered restricted securities.

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

         On January 17, 2005, we issued 130,000 shares of our common stock to one person for cash consideration of $130,000, or $1.00 per share. The funds realized were used for general corporate operating expenses. The issuance was made pursuant to a private, isolated transaction in reliance upon the exemption from the registration provided by Section 4(2) of the Securities Act of 1933.

DIVIDEND POLICY

         We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest any future earnings to finance our operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. We have determined on December 1, 2006 to cease operations immediately and, at the request of our principal creditor appointed a director designated by such creditor to our Board of Directors. Immediately following such appointment, our existing directors resigned effective immediately and terminated their association with us. Accordingly, such creditor may be deemed to control us at the date of the filing of this Report. As a result of our cessation of operations and the termination of the License Agreement, we became a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

RESULTS OF OPERATIONS

         We incurred a loss from operations of $1,880,029 for the year ended September 30, 2006 compared to a loss of $1,430,183 for the year ended September 30, 2005. The increase was due to our expanded efforts to license and develop Nanotechnology. Included in the loss for 2006 and 2005 was $447,288 and $230,750, respectively, to NYU for research and development of Nanotechnology. In 2006 NTI employed full time officers to manage its operations, to raise operational capital and to interface with NYU. We paid $254,000 to these employees in 2006 compared to $152,333 in 2005. In connection with our fund raising activities and securities reporting requirements we incurred $231,566 in 2006 on legal and accounting fees compared to $152,227 in 2005. We also expended $24,250 in consulting costs in our fund raising efforts compared to $442,459 in 2005. Our interest expense was approximately $619,610 in 2006 because our funding came primarily from convertible debentures as compared to $206,674 in 2005 when our funding was primarily equity.

LIQUIDITY AND CAPITAL RESOURCES

         We used cash of $702,372 during the year ended September 30, 2006 compared to $937,512 in 2005. We had cash on hand of $2,803 as of September 30, 2006 compared to $44,582 as of September 30, 2005. Our source of cash in 2006 was the issuance of convertible debentures for $650,593 of cash. In 2005 we received proceeds from convertible debentures of $1,000,000. We received $25,200 in shareholder loans in 2006 compared to $0 in 2005. We repaid $15,200 and $5,000 of those loans in 2006 and 2005, respectively. In 2005, we also paid $19,565 in legal fees to obtain patents on our technology.

         Our cash was short of covering our accounts payable and accrued liabilities by $942,454 at September 30, 2006. This includes an accrual of $347,288 for which we are in default on our obligation to pay to NYU on May 1, 2006. The related party loans of $325,060 are due upon demand, unless we are able to persuade our creditors to convert the debts to equity.

         We expect that we will need approximately $1,000,000 to fund our operations in 2007. We intend to raise the needed funds from the sale of our shares of our common stock. There is no assurance that the funds will be available or that even if they are available that the terms will be acceptable to us.

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

         We intended to re-license the technology we acquired from NYU and to license any newly developed technology to companies which have the financial resources to economically market the related products to the public. We did not intend to market the products ourselves. We expected that the licensees would pay us royalties as a percentage of their sales of any products which use our technology.

         However, in November 2006, we forfeited our technology rights and licenses due to our failure to pay the research and license fees under the terms the License Agreement. Presently we are seeking a merger or acquisition of an existing operating company by which we can continue to operate.

NET OPERATING LOSS

         We have accumulated approximately $2,664,000 of net operating loss carry-forwards as of September 30, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards. The carry-forwards expire in the year 2026. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry-forwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2006 because there is a 50% or greater chance that the carry-forward will not be used. Accordingly, the potential tax benefit of the loss carry-forward is offset by a valuation allowance of the same amount.

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

         EITF 00-19.2--In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this pronouncement will have on its financial statements if any.

ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, as of and for the fiscal year ended September 30, 2006, have been examined to the extent indicated in its report by Moore and Associates Chartered, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B promulgated by the SEC. Our financial statements, as of and for the fiscal year ended September 30, 2005, have been examined to the extent indicated in its report by Goldstein Golub Kessler LLP, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

                                 C O N T E N T S

Reports of Independent Registered Public Accounting Firms          F-1

Balance Sheet                                                      F-3

Statements of Operations                                           F-4

Statements of Stockholders' Equity                                 F-5

Statements of Cash Flows                                           F-9

Notes to the Financial Statements                                  F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Nanoscience Technologies, Inc.

         We have audited the accompanying balance sheet of Nanoscience Technologies, Inc. (a development stage company), as of September 30, 2006, and the related statements of operations, stockholders' (deficiency) equity, and cash flows for the year then ended and the amounts included in the cumulative column in the statements of operations, stockholders' (deficiency) equity and cash flows for the period from October 1, 2004 through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanoscience Technologies, Inc. (a development stage company) as of September 30, 2006 and the results of their operations and their cash flows for the year then ended and the amounts included in the cumulative column in the statements of operations, stockholders' (deficiency) equity and cash flows for the period from October 1, 2004 through September 30, 2006 in conformity with United States generally accepted accounting principles.

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

Moore and Associates, Chartered
Las Vegas, Nevada
December 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Nanoscience Technologies, Inc.
(A Development Stage Company)
New York, New York

         We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Nanoscience Technologies, Inc. (a development stage company) for the year ended September 30, 2005 and the amounts included in the cumulative column in the statements of operations, stockholders' (deficiency) equity and cash flows for the period from October 1, 2004 through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nanoscience Technologies, Inc. (a development stage company) for the year ended September 30, 2005 and the amounts included in the cumulative column in the statements of operations, stockholders' (deficiency) equity and cash flows for the period from October 1, 2004 through September 30, 2005 in conformity with United States generally accepted accounting principles.

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

Goldstein Golub Kessler LLP
New York, New York
December 13, 2006

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                     SEPTEMBER 30, 2006
CURRENT ASSETS
         Cash                                                            $       2,803
                                                                         -------------

         Total Current Assets                                            $       2,803
                                                                         -------------

OTHER ASSETS
         Lease deposit                                                             550
                                                                         -------------

         Total Other Assets                                                        550
                                                                         -------------

TOTAL ASSETS                                                             $       3,353
                                                                         =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

         Accounts payable and accrued expenses                           $     511,390
         Accrued interest                                                      108,807
         Notes payable-related parties                                         325,060
                                                                         -------------

                  Total Current Liabilities                                    945,257
                                                                         -------------

         Warrant liability                                                      10,709
         Convertible debentures, net                                           567,939
                                                                         -------------

                  Total Liabilities                                          1,523,905
                                                                         -------------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)

         Common stock: $0.001; authorized 100,000,000 shares;
         11,101,946 shares issued and outstanding                               11,102
         Additional paid-in capital                                          2,797,254
         Deficit accumulated during the development stage                   (4,328,908)
                                                                         -------------

                  Total Stockholders' Equity (Deficiency)                   (1,520,552)
                                                                         -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)         $       3,353
                                                                         =============

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                  From Inception of the
                                                                      For the Years Ended         Development Stage on
                                                                          September 30,             September 14, 1987
                                                                  ----------------------------    Through September 30,
                                                                      2006            2005                 2006
                                                                  ------------    ------------    ---------------------
REVENUES                                                          $         --    $         --    $                 --

OPERATING EXPENSES

         General and administrative                                    846,879       1,021,130               2,166,410
         Research and development                                      447,288         230,750               1,293,038
         Licensing fees                                                     --              --                  96,248
                                                                  ------------    ------------    --------------------

              TOTAL OPERATING EXPENSES                               1,294,167       1,251,880               3,555,696
                                                                  ------------    ------------    --------------------

LOSS FROM OPERATIONS                                                 1,294,167       1,251,880               3,555,696

OTHER INCOME (EXPENSES)

         Other income                                                   33,748          28,371                  62,119
         Interest expense                                             (619,610)       (206,674)               (835,331)
                                                                  ------------    ------------    --------------------

              TOTAL OTHER INCOME (EXPENSES)                           (585,862)       (178,303)               (773,212)
                                                                  ------------    ------------    --------------------

NET LOSS                                                          $ (1,880,029)   $ (1,430,183)   $         (4,328,908)
                                                                  ============    ============    ====================

BASIC AND DILUTED LOSS
 PER COMMON SHARE                                                 $      (0.17)   $      (0.13)
                                                                  ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING
                                                                    11,011,823      11,011,823
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                        Deficit Accumulated
                                                                       Additional           During the
                                             Common Stock            Paid-in Capital    Development Stage
                                 ---------------------------------   ---------------    -----------------
                                      Shares            Amount
                                 ---------------   ---------------
Balance from inception of
  the development  stage at
  September 14, 1987                          --   $            --   $            --                 --

Common stock issued to
  directors for services on
  September 17, 1987 at
  $0.008 per share                     3,750,000             3,750            26,250                 --

Common stock issued for
  cash on September 17,
  1987 at $0.008 per share                27,500                28               192                 --

Common stock issued for
  cash on January 12, 1988
  at $0.008 per share                      6,250                 6                44                 --

Common stock issued to a
  director for cash on
  October 10, 1997 at
  $0.0004 per share                   12,500,000            12,500            (7,500)                --

Common stock issued to
  directors for services on
  November 12, 1997 at
  $0.0004 per share                    1,125,000             1,125              (675)                --

Net loss for the period
  from inception on
  September 14, 1987
  through September 30,
  1999                                        --                --                --            (37,470)
                                 ---------------   ---------------   ---------------    ---------------

Balance, September 30, 1999           17,408,750            17,409            18,311            (37,470)

Net loss for the year
  ended September 30, 2000                    --                --                --             (3,200)
                                 ---------------   ---------------   ---------------    ---------------

Balance, September 30, 2000           17,408,750            17,409            18,311            (40,670)

Net loss for the year
  ended September 30, 2001                    --                --                --             (7,097)
                                 ---------------   ---------------   ---------------    ---------------

Balance, September 30, 2001           17,408,750   $        17,409   $        18,311    $       (47,767)
                                 ---------------   ---------------   ---------------    ---------------

(Continued)

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Stock          Deficit Accumulated
                                                                          Additional         Subscriptions          During the
                                          Common Stock                  Paid-in Capital       Receivable        Development Stage
                             --------------------------------------    -----------------   -----------------    -----------------
                                   Shares              Amount
                             -----------------    -----------------
Balance, September 30, 2001         17,408,750    $          17,409    $          18,311   $              --    $         (47,767)

Common stock issued for
  cash on October 2, 2001
  at $0.01 per share                   250,000                  250                   --                  --                   --

Net loss for the year ended
  September 30, 2002                        --                   --                   --                  --               (9,140)
                             -----------------    -----------------    -----------------   -----------------    -----------------

Balance, September 30, 2002         17,658,750               17,659               18,311                  --              (56,907)

Common stock issued for
  cash at $0.33 per share
  on September 18, 2003              1,222,192                1,222              398,778                  --                   --

Common shares issued for
  licensing fees at $0.02
  per share on September
  18, 2003                           4,812,377                4,812               91,436                  --                   --

Forgiveness of debt by a
  related party                             --                   --               30,367                  --                   --

Contributed services                        --                   --                  290                  --                   --

Net loss for the year ended
  September 30, 2003                        --                   --                   --                  --             (429,380)
                             -----------------    -----------------    -----------------   -----------------    -----------------

Balance, September 30, 2003         23,693,319               23,693              539,182                  --             (486,287)

Common stock cancelled on
  October 10, 2003                 (12,846,373)             (12,846)              12,846                  --                   --

(Continued)

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Stock          Deficit Accumulated
                                                                          Additional         Subscriptions          During the
                                          Common Stock                  Paid-in Capital       Receivable        Development Stage
                             --------------------------------------    -----------------   -----------------    -----------------
                                   Shares              Amount
                             -----------------    -----------------
Common stock warrants
  Granted for services                      --                   --                6,875                  --                   --

Net loss for the year ended
  September 30, 2004                        --                   --                   --                  --             (532,409)

Balance, September 30, 2004        10,846,9465    $          10,847    $         558,903                  --    $      (1,018,696)
                             -----------------    -----------------    -----------------   -----------------    -----------------

Common stock issued for
  stock subscriptions at
  $1.00 per share                      130,000                  130              129,870                  --                   --

Common stock issued as a
  loan commitment fee at
  $1.75 per share                      125,000                  125              218,625                  --                   --

Preproduction costs
  contributed by
  shareholders                              --                   --              110,000            (110,000)                  --

Completed preproduction work                --                   --                   --              44,000                   --

Accrued interest
  contributed by
  shareholders                              --                   --               38,530                  --                   --

Termination of derivative
  feature of debentures                     --                   --              113,481                  --                   --

Common stock warrants
  issued for services                       --                   --               68,555                  --                   --

Net loss for the year ended
  September 30, 2005                        --                   --                   --                  --           (1,430,183)
                             -----------------    -----------------    -----------------   -----------------    -----------------

(Continued)

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Stock          Deficit Accumulated
                                                                          Additional         Subscriptions          During the
                                          Common Stock                  Paid-in Capital       Receivable        Development Stage
                             --------------------------------------    -----------------   -----------------    -----------------
                                   Shares              Amount
                             -----------------    -----------------
Balance, September 30, 2005         11,101,946               11,102            1,237,964             (66,000)          (2,448,879)

Completed preproduction work                --                   --                   --              66,000                   --

Fair value of beneficial
  conversion feature of the
  convertible debt                          --                   --            1,527,284                  --                   --

Accrued interest
  contributed by
  shareholders                              --                   --               32,006                  --                   --

Net loss for the year ended
  September 30, 2006                        --                   --                   --                  --           (1,880,029)

Balance, September 30, 2006         11,101,946    $          11,102    $       2,797,254                  --    $      (4,328,908)
                             =================    =================    =================   =================    =================

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                        From Inception of
                                                                                                        the Development
                                                                                                           Stage on
                                                                                                         September 14,
                                                                       For the Years Ended               1987 Through
                                                                            September 30,                September 30,
                                                                  ----------------------------------    ---------------
                                                                       2006                2005              2006
                                                                  ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                          $    (1,880,029)   $    (1,430,183)   $    (4,328,908)
Adjustments to reconcile net loss to net cash used by
     operating activities:
     Change in fair value of warrant liability                            (33,748)                --            (33,748)
     Accrued interest contributed by shareholders                          32,006             38,530             70,536
     Common stock issued for services and fees                                 --            218,750            345,448
     Common stock warrants granted for services                                --             68,555             75,430
     Depreciation and amortization expense                                 38,762              2,980             43,658
     Amortization of marketing expense                                     66,000             44,000            110,000
     Contributed services                                                      --                 --                290
     Amortization of discount on debt                                     447,939            113,481            561,420
Changes in operating assets and liabilities:
     (Increase ) Decrease in prepaid expenses                              30,438            (27,438)                --
     Increase (Decrease) in accounts payable and
          accrued expenses                                                596,260             33,813            661,345
                                                                  ---------------    ---------------    ---------------

                  Net Cash Used in Operating Activities                  (702,372)          (937,512)        (2,494,529)
                                                                  ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                            --             (4,931)            (4,931)
Lease deposits                                                                 --                 --               (550)
Patent costs                                                                   --            (19,565)           (38,727)
                                                                  ---------------    ---------------    ---------------

                  Net Cash Used in Investing Activities                        --            (24,496)           (44,208)
                                                                  ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from of notes payable-related parties                             25,200                 --            375,627
Proceeds from convertible debentures payable                              650,593          1,000,000          1,650,593
Proceeds from stock subscriptions payable                                      --                 --            130,000
Repayment of notes payable-related parties                                (15,200)            (5,000)           (20,200)
Common stock issued for cash                                                   --                 --            405,520
                                                                  ---------------    ---------------    ---------------

                  Net Cash Provided by Financing Activities               660,593            995,000          2,541,540
                                                                  ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                           (41,779)            32,992              2,803

CASH AT BEGINNING OF PERIOD                                                44,582             11,590                 --
                                                                  ---------------    ---------------    ---------------

CASH AT END OF PERIOD                                             $         2,803    $        44,582    $         2,803
                                                                  ===============    ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                       From Inception of
                                                                                                        the Development
                                                                                                           Stage on
                                                                                                         September 14,
                                                                       For the Years Ended               1987 Through
                                                                            September 30,                September 30,
                                                                  ----------------------------------    ---------------
                                                                       2006                2005              2006
                                                                  ---------------    ---------------    ---------------


SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

Cash paid during the year for:
     Interest                                                     $           487   $            --   $           487
     Income taxes                                                 $            --   $            --   $            --

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Forgiveness of debt by related party                         $            --   $            --   $        30,367
     Common stock warrants granted for services                   $            --   $        68,555   $        75,430
     Common stock issued for services and fees                    $            --   $       218,750   $       345,448
     Accrued interest converted to debt                           $        31,801   $         9,347   $        41,148
     Production costs contributed by shareholders                 $            --   $       110,000   $       110,000
     Issuance of common stock for stock subscription
         payable                                                  $            --   $       130,000   $       130,000
     Termination of derivative feature of debentures              $            --   $       113,418   $       113,418

     Allocation of convertible debt proceeds to beneficial conversion feature

                                                                  $     1,527,284   $            --   $     1,527,284

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

                  h.    Income Taxes

                  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will fail to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  h.    Income Taxes (continued)

                  Net deferred tax assets consist of the following components as of September 30, 2006 and 2005:

                                                             2006           2005
                                                          -----------    -----------
                    Deferred tax assets:
                    NOL Carryover                         $ 1,101,274    $   545,387
                    Accrued Expenses                          152,899        140,417
                    Deferred tax liabilities:                      --             --

                    Valuation allowance                    (1,254,173)      (685,804)
                                                          -----------    -----------

                    Net deferred tax asset                $        --    $        --
                                                          ===========    ===========

                  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2006 and 2005 due to the following:

                                                             2005           2004
                                                          -----------    -----------
                    Book Income                           $  (733,212)   $  (557,771)
                    Stock, Discount and Warrants Expense      164,843        204,463
                    Other                                      12,482         24,721
                    Valuation allowance                       555,887        328,587
                                                          -----------    -----------

                                                                   --             --
                                                          ===========    ===========

                  At September 30, 2006, the Company had net operating loss carryforwards of approximately $2,664,000 that may be offset against future taxable income from the year 2003 through 2026. No tax benefit has been reported in the September 30, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                  i.       Advertising

                  The Company expenses advertising costs in the period in which they are incurred. Advertising expense was $66,000 and $44,000 for the 2006 and 2005, respectively.


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  j.    Patents

                  Qualifying patent costs totaling $38,728 have been capitalized at September 30, 2005. The patents which have been granted are being amortized over a period of 10 years. Costs associated with patent applications which are pending or are being developed are not being amortized. Amortization expense for the years ended September 30, 2006 and 2005 was $34,406 and $2,405, respectively.

                  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS No. 142, "Goodwill and Other Intangible Assets." Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows. In 2006, the Company amortized the balance of its capitalized patent costs due to their forfeiture for non payment of the fees due NYU under the technology licensing agreement.

                  k.    Fixed Assets

                  The Company's fixed assets are comprised of computer equipment with a cost of $4,931. The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Depreciation expense for the years ended September 30, 2006 and 2005 was $4,356 and $575, respectively. In 2006, the Company depreciated the balance of the cost of its computer equipment as it was determined that the equipment's useful life was reduced to zero.

                  l.    Recent Accounting Pronouncements

                  During the year ended September 30, 2006, the Company adopted the following accounting pronouncements:

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

                  Under review:

                  EITF 00-19.2--In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this pronouncement will have on its financial statements if any.

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

NOTE 2 -          GOING CONCERN

                  The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $4,328,908, has a working capital deficiency of $942,454 and a shareholders' deficiency of $1,520,552 at September 30, 2006, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3-           COMMON STOCK (Continued)

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

                  On December 13, 2004, the Company issued 125,000 shares of its common stock as a one time loan commitment fee under the financing agreement described in Note 6.

NOTE 4 -          RELATED PARTY TRANSACTIONS

                  During  the  year  ended  September  30,  2005,   shareholders
                  contributed shares of their own common stock to pay for preproduction advertising costs. The shares were valued at $110,000 when they were transferred to pay the costs. As of September 30, 2006 the $110,000 of the advertising costs were completed and expensed.

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

NOTE 4 -          RELATED PARTY TRANSACTIONS (Continued)

                  During the year ended September 30, 2006, related parties lent the Company $25,200. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders. $15,200 of the related party notes were repaid in 2006.

                  During the year ended September 30, 2006, related parties forgave the interest accrued on certain Company debts totaling $32,006. This amount has been recorded as additional paid-in capital in the Company's financial statements.

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

NOTE 5 -          LICENSING AGREEMENT (Continued)

                  During November 2006 the Company determined that it would be unable to fulfill its payment obligations under the terms of the Licensing Agreement and forfeited its rights to the licensed technology. The Company has accrued in accounts payable and accrued expenses $433,615 owed to NYU as of September 30, 2006.

NOTE 6 -          CONVERTIBLE DEBENTURES

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

                  On December 14, 2005, the $1,009,347 of convertible debentures along with $31,801 of accrued interest were exchanged for a new Securities Purchase Agreement with the same investors ("Note Holders") including new net proceeds of $530,593 for the sale of $1,690,359 Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 100,000 shares of its common stock. The Convertible Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

NOTE 6 -          CONVERTIBLE DEBENTURES (Continued)

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

                  Similarly, the Company allocated the proceeds from the sale of $120,000 of Convertible Notes on July 28, 2006, between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.17, exercise price of warrants of $0.20, risk free interest rate of 3.5%, expected volatility of 106% and expected life of two years. The resulting fair value of the warrants of $44,457 was recorded as a debt discount. The Company also recorded $20,000 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the Convertible Notes. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $100,000. Accordingly, the Company recorded an additional debt discount of $100,000. The total debt discount of $120,000 is being amortized to interest expense over the two year term of the Convertible Notes. The Convertible Notes bear interest at 8% and have a maturity date of two years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into 1,200,000 shares of the Company's common stock at the Note Holders' option as described in the agreement. The full principal amount of the Notes is due upon the occurrence of an event of default. The warrants are exercisable for a period of three years from the date of issuance and have an exercise price of $0.01 per share. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company's assets.

                    A summary of the Secured Convertible Notes at September 30, 2006:

                    Convertible secured notes: 8% per annum
                      due December 14, 2008                     $   1,690,359
                    Convertible secured notes: 8% per annum
                      due July 28, 2008                               120,000
                    Discount on debt, net of accumulated
                      amortization of $447,939                     (1,242,420)
                                                                -------------

                    Net convertible secured debentures          $     567,939
                                                                =============

   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

NOTE 6 -          CONVERTIBLE DEBENTURES (Continued)

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

                  In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," the fair value of the warrants amounting to $45,457 was recorded as a liability on the closing date of December 14, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 185% and expected life of 2.96 years. The decrease in the fair market value of the warrants from $44,457 to $10,709 resulted in non-cash other income of $33,748. Upon the Company meeting its obligations to register the securities, the fair value of the warrants on that date will be reclassified to equity.

NOTE 7 -          STOCK OPTION PLANS

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

NOTE 7 -          STOCK OPTION PLANS (Continued)

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

                  The creation of the 2005 Stock Option Plans is subject to shareholder approval accordingly, no options have been issued under the plan .

NOTE 8 -          SUBSEQUENT EVENTS

                  CONVERTIBLE DEBENTURES

                  In November 2006 the Company received an additional $20,000 from the placement of its Convertible Debentures under terms similar to the preceding Convertible Debentures.

                  In November 2006 the Company announced that it was in default under the terms of its licensing agreement with NYU and had forfeited its rights to the technology there under.

                  In December 2006 the Company received an additional $60,000 from the Amendment of its Convertible Debenture dated July 28, 2006 with Cornell Capital Partners, LP.

   The accompanying notes are an integral part of these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 30, 2006, the Board of Directors of the Company approved and ratified the termination of Goldstein Golub Kessler LLP as its auditors and, simultaneously, approved and ratified the engagement of Moore and Associates, Chartered as its auditors.

         The audit report submitted by Goldstein Golub Kessler LLP for the year ended September 30, 2005 included a modification as to the Company's ability to continue as a going concern. Such modification was based upon the Company's status as a development stage company with no significant operating history. The submitted audit reports contained no adverse opinion, disclaimer of opinion or other modifications or qualifications. Goldstein Golub Kessler LLP did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1) of Regulation S-K. During the relevant periods in which Goldstein Golub Kessler LLP served as the Company's auditors, there were no disagreements between Goldstein Golub Kessler LLP and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldstein Golub Kessler LLP, would have caused Goldstein Golub Kessler LLP to make reference thereto in, or in connection with, its reports on financial statements for the years or such interim period.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our sole executive officer and director at the date hereof is as follows:

        NAME          AGE                      POSITION
        ----          ---                      --------
James H. Schneider    45          President, Chief Executive Officer, and
                                  Director

Fred J. Griffin       55          Interim Chief Financial Officer

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

         The business experience of the persons listed above during the past five years is set forth below:

         JAMES H. SCHNEIDER. Mr. Schneider was appointed to the board of directors on December 5, 2006 and assumed the roles of acting Chief Executive Officer and Chief Financial Officer upon the resignation of our officers and directors on December 6, 2006. He is the Vice President of Cray Construction and Development, Inc., a multi-million dollar land development and commercial/residential construction corporation in Southwest Florida. Mr. Schneider currently oversees both Land Development and Residential Construction for the companies many projects, including Sandy Key Lane, LLC a residential subdivision and Calypso Cove, LLC a multi-family project in the Ft. Myers area of Southwest Florida. As Projects Manager for Cray Construction, he has overseen the building/construction of simple residential/commercial remodels, multi-million dollar custom homes, churches and municipal projects including a parking garage. Mr. Schneider joined Cray Construction & Development, Inc. in 2000. While with Cray Construction & Development, Inc., he and his Senior Partner Scott Cray have been involved in a number of land and business acquisitions such as Quality Materials, LLC a 400 acre mining operation, Haul-n Mining an active mining operation and Old Burnt Store 50, LLC, a 50 acre mining operation and single-family residential development, all located in Charlotte County, Florida. Prior to joining Cray Construction & Development, Inc., Mr. Schneider was the President and CEO of Captiva Food Purveyors, Inc. a restaurant holding company. Mr. Schneider holds a B.S. degree in Accounting from the University of South Florida, and his General Contractor's License.

         FRED J. GRIFFIN. We have determined on December 1, 2006 to cease operations immediately and, at the request of our principal creditor appointed a director designated by such creditor to our Board of Directors. Immediately following such appointment, our existing directors and officer resigned effective immediately and terminated their association with us. Set forth below is biographical information relating to such resigned directors.

                  Prior  to  December  1,  2006,  our  executive   officers  and
directors were as follows:

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

----------------------

         The business experience of each of the persons listed above during the past five years is set forth below:

         DAVID KEENAN. Mr. Keenan was elected President and Chief Executive Officer of the Company on September 27, 2005 and was nominated to the Board of Directors of the Company on October 21, 2005; he will serve as a non-voting observer to the Board until his nomination is approved by the stockholders of the Company. Mr.Keenan is an accomplished technologist with extensive experience in new product development, new technology commercialization, operations, sales, marketing and business strategy. Mr. Keenan serves as technology advisor to equity investors in a variety of new ventures. He analyzes emerging technology trends and presents regularly at the Minnesota Futurists and the Minnesota Nanotechnology Study Group. Mr. Keenan is also a contributing journalist for the Nano For People newsletter, a publication of The NanoTechnology Group. Prior to founding Small Technology Consulting in 2003, Mr. Keenan served in progressive management roles with Goodrich Sensor Systems, Sheldahl and 3M over a 25 year period. Mr. Keenan has been deeply involved in commercializing technology products including microsensors and actuators, aerospace thermal management materials, specialty thin film materials, and optical data storage media. He graduated from University of Wisconsin with a Bachelors degree in Chemical Engineering and completed the Masters program in Management of Technology from the University of Minnesota's Center for the Development of Technological Leadership.

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

ITEM 10. EXECUTIVE COMPENSATION

         We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors. We paid salaries or other compensation to our officers, directors or employees of $254,000 and $152,333 for the years ended September 30, 2006 and 2005, respectively. For 2006, David Rector received $132,000 and David Keenan received $122,000. For
2005, David Rector received $144,000 and David Keenan received $8,333. As of June 30, 2006 all employment agreements were terminated. Additional agreements are anticipated in the next twelve months. We expect that our directors will defer any compensation until such time as business and financial conditions warrant. As of the date hereof, no person has accrued any compensation.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information, to the best of our knowledge as of December 6, 2006, regarding beneficial ownership of our common stock by:

         o each person known to us to own beneficially more than 5% of our common stock;
         o        each of the named executive officers;
         o        each or our directors; and
         o        all executive officers and directors as a group.

         NAME AND ADDRESS                                AMOUNT AND NATURE OF      PERCENT
       OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP     OF CLASS(1)
       -------------------                               --------------------     -----------
James H. Schneider                                                  0                  0
P.O. Box 148
Sanibel, Florida

Fred J. Griffin *                                                   0                  0
110 Savannah Estates Dr.
Atlanta, Georgia

David Rector *                                                 80,000                0.7%
1640 Terrace Way
Walnut, California

New York University                                         4,812,377               43.3%
Office of Industrial Liaison
650 First Avenue, 6th Floor
New York, NY 10016

All directors and executive officers                           80,000               0.7%
  as a group (4 persons)

---------------

          *         Former director and/or executive officer

          Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

          (1) Based upon 11,101,946 shares of common stock outstanding on November 30, 2006.

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

         In July and August 2004, we received loans of $320,060 were received from major shareholders and directors of our company. We repaid $5,000 of the loans in September 2005. The loans are unsecured, due upon demand and non interest bearing. We are seeking to convert the loans to equity or repay them from proceeds of an equity financing. As of September 30, 2005, $150,060 is due to Deworth Williams, $5,000 to Edward F. Cowle, $125,000 to Adrien Ellul and $35,000 to Viking Investment Group.

         During the year ended September 30, 2005, shareholders contributed shares of their own common stock to pay for preproduction advertising costs. The shares were valued at $110,000 when they were transferred to pay the costs. As of September 30, 2005 the $44,000 of the advertising costs were completed and expensed.

         During the year ended September 30, 2006, we received loans of $15,200 from our former CFO, David Rector which were repaid in full during the year.

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

            (b) Reports on Form 8-K. Since September 30, 2005, the Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

                        Form 8-K dated December 1, 2006 relating to Items 1.02 and 8.01

                        Form 8-K dated December 5, 2006 relating to Items 4.01 and 9.01

                        Form 8-K filed December 8, 2006 relating to Items 5.01, 5.02, and 9.01

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

         AUDIT FEES

         Our independent auditors, Moore and Associates, Chartered, were not engaged until after the end of our fiscal year on September 30, 2006. Accordingly no fees have been paid or accrued to them during the year.

         Through September 30, 2005, Goldstein Golub Kessler LLP (the Firm) had a continuing relationship with American Express Tax and Business Services Inc.
(TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). The Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

         The aggregate fees billed by our independent auditors, Goldstein Golub Kessler LLP, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended September 30, 2005, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, 2005, June 30, 2006 and March 31, 2006 were $38,750.

         TAX FEES

         For the fiscal years ended September 30, 2006 and 2005, the aggregate fees billed by RSM McGladrey, Inc. for tax compliance, tax advice and tax planning totaled $-0-.

         We do not use TBS or RSM for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Goldstein Golub Kessler LLP to provide compliance outsourcing services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NANOSCIENCE TECHNOLOGIES, INC.


Dated: January 13, 2007                By: /s/ James H. Schneider
                                           ------------------------------------
                                           JAMES H. SCHNEIDER
                                           President and Chief Executive Officer
                                           (Chief Executive Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                     TITLE                                 DATE
           ---------                                     -----                                 ----
By:  /s/ James H. Schneider            President and Chief Executive Officer               January 13, 2007
     -------------------------         (Chief Executive Officer)
          JAMES H. SCHNEIDER

By:  /s/ Fred J. Griffin               Interim Chief Financial Officer                     January 13, 2007
     -------------------------         (Interim Chief Financial Officer)
          FRED J. GRIFFIN