Form 10QSB
period 2006-12-31
NANOSCIENCE TECHNOLOGIES INC
filed 2007-02-20
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                   1428 Brandywine Circle Fort Myers FL 33919
                    (Address of principal executive offices)

                                 (239) 437-5255
                           (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           CLASS                          OUTSTANDING AS OF FEBRUARY 16, 2007

Common Stock, $.001 par value                         11,460,926

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

TABLE OF CONTENTS


HEADING                                                                     PAGE
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................   3

              Balance Sheets - December 31, 2006 (Unaudited) and
                September 30, 2006 ........................................   4

              Statements of Operations (Unaudited) - three months ended
                December 31, 2006 and 2005 and the period from inception
                on September 14, 1987 through December 31, 2006............   5

              Statements of Cash Flows (Unaudited) - three months ended
                December 31, 2006 and 2005 and the period from inception
                on September 14, 1987 through December 31, 2006............   6

              Notes to Financial Statements ...............................   8

Item 2.   Management's Discussion and Analysis and Results of Operations...  13

Item 3.   Controls and Procedures..........................................  14


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................  15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......  15

Item 3.   Defaults Upon Senior Securities..................................  15

Item 4.   Submission of Matters to a Vote of Securities Holders............  15

Item 5.   Other Information................................................  15

Item 6.   Exhibits and Reports on Form 8-K.................................  15

          Signatures.......................................................  16

                                     PART I

ITEM 1.        FINANCIAL STATEMENTS

        The accompanying balance sheet of Nanoscience Technologies, Inc. at December 31, 2006, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended December 31, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2007.













                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                     ASSETS
                                     ------

                                                   December 31,    September 30,
                                                       2006            2006
                                                   ------------    ------------
                                                   (Unaudited)
CURRENT ASSETS

    Cash and cash equivalents                      $        411    $      2,803
                                                   ------------    ------------

         Total Current Assets                               411           2,803
                                                   ------------    ------------

OTHER ASSETS

    Lease deposit                                           550             550
                                                   ------------    ------------

         Total Other Assets                                 550             550
                                                   ------------    ------------

         TOTAL ASSETS                              $        961    $      3,353
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

    Accounts payable and accrued expenses          $    434,018    $    511,390
    Interest payable                                    145,113         108,807
    Notes payable - related parties                     325,060         325,060
                                                   ------------    ------------

         Total Current Liabilities                      904,191         945,257
                                                   ------------    ------------

WARRANT LIABILITY                                         5,771          10,709
CONVERTIBLE DEBENTURES,net of discount
  of $1,175,967                                         695,079         567,939
                                                   ------------    ------------

TOTAL LIABILITIES                                     1,605,041       1,523,905
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock; 100,000,000 shares authorized,
      at $0.001 par value, 11,351,946 and
      11,101,946 shares issued and outstanding
      at December 31, 2006 and                           11,352          11,102
      September 30, 2006, respectively
    Additional paid-in capital                        2,880,130       2,797,254
    Deficit accumulated during the development
      stage                                          (4,495,562)     (4,328,908)
                                                   ------------    ------------

         Total Stockholders' Equity (Deficit)        (1,604,080)     (1,520,552)
                                                   ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                        $        961    $      3,353
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                From Inception
                                                                    of the
                                                               Development Stage
                                   For the Three Months Ended  on September 14,
                                           December 31,          1987 through
                                  ---------------------------     December 31,
                                      2006           2005            2006
                                  ------------   ------------   --------------

REVENUES                          $        --    $        --     $         --

OPERATING EXPENSES

   General and administrative           9,278        198,845        2,175,688
   Research and development                --        100,000        1,293,038
   Licensing fees                          --             --           96,248
                                  -----------   ------------   --------------

        Total Operating Expenses        9,278        298,845        3,564,974
                                  -----------   ------------   --------------

LOSS FROM OPERATIONS                   (9,278)      (298,845)      (3,564,974)
                                  -----------   ------------   --------------

OTHER INCOME (EXPENSES)

   Other income (expense)              29,195           (113)          91,314
   Interest expense                  (186,571)       (51,246)      (1,021,902)
                                  -----------   ------------   --------------

        Total Other Expenses         (157,376)       (51,359)        (930,588)
                                  -----------   ------------   --------------

NET LOSS                          $  (166,654)   $  (350,204)   $  (4,495,562)
                                  ===========    ===========    =============


BASIC LOSS PER SHARE              $     (0.02)   $     (0.03)
                                  ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               11,101,946     11,101,946
                                  ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                     From Inception
                                                                                         of the
                                                                                    Development Stage
                                                       For the Three Months Ended   on September 14,
                                                               December 31,           1987 through
                                                      ----------------------------      December 31,
                                                          2006            2005            2006
                                                      ------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            $   (166,654)   $   (350,204)   $ (4,495,562)

  Adjustments to reconcile net loss to
   net cash used by operating activities:
      Accrued interest contributed by shareholders           8,127           8,001          78,663
      Common stock issued for services and fees                 --              --         345,448
      Common stock warrants granted for services                --              --          75,430
      Depreciation and amortization expense                     --           1,215          43,658
      Amortization of marketing expense                         --          66,000         110,000
      Services contributed by shareholder                       --              --             290
      Amortization of discount on debt                     142,139          26,243         703,559
      Change in fair value of warrant liability             (4,938)            113         (38,686)
  Changes in operating assets and liabilities:
      Increase in prepaid expenses                              --           5,299              --
      Increase (decrease) in accounts payable,
        accrued expenses and interest payable              (41,066)         (3,008)        620,279
                                                      ------------    ------------    ------------

          Net Cash Used by Operating Activities            (62,392)       (246,341)     (2,556,921)
                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                        --              --          (4,931)
      Lease deposits                                            --              --            (550)
      Patents                                                   --              --         (38,727)
                                                      ------------    ------------    ------------

          Net Cash Used by Investing Activities                 --              --         (44,208)
                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from notes payable - related parties             --          10,000         375,627
      Proceeds from convertible debentures,net              60,000         530,593       1,710,593
      Proceeds from stock subscriptions                         --              --         130,000
      Repayment of notes payable - related parties              --              --         (20,200)
      Common stock issued for cash                              --              --         405,520
                                                      ------------    ------------    ------------

          Net Cash Provided by Operating
            Activities                                      60,000         540,593       2,601,540
                                                      ------------    ------------    ------------

      NET DECREASE IN CASH                                  (2,392)        294,252             411

      CASH AT BEGINNING OF PERIOD                            2,803          44,582              --
                                                      ------------    ------------    ------------

      CASH AT END OF PERIOD                           $        411    $    338,834    $        411
                                                      ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                       From Inception
                                                                                            of the
                                                                                      Development Stage
                                                         For the Three Months Ended    on September 14,
                                                                December 31,             1987 Through
                                                         ---------------------------     December 31,
                                                             2006           2005             2006
                                                         ------------   ------------  -----------------
SUPPLIMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:

       Interest                                          $         --   $        334     $        487
       Income Taxes                                      $         --   $         --     $         --

   NON-CASH FINANCING ACTIVITIES

       Forgiveness of debt by related party              $         --   $         --     $     30,367
       Common stock issued for services and fees         $     15,000   $         --     $    360,448
       Common stock warrants granted for services        $         --   $         --     $     75,430
       Interest payable converted to debt                $         --   $     31,801     $     41,148
       Production costs contributed by shareholder       $         --   $         --     $    110,000
       Stock subscriptions converted to common stock     $         --   $         --     $    130,000
       Termination of derivative feature of debentures   $         --   $         --     $    113,481
       Allocation of convertible note proceeds to
         beneficial conversion feature                   $         --   $  1,527,284     $  1,527,284



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

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements. The results of operations for the periods ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

            The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $4,495,562 at December 31, 2006, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

            In December 2006, the Company issued 250,000 shares and 500,000 common stock purchase options to a consultant for arranging financing for the Company. The shares were valued at the fair value of the services performed of $15,000. The options were valued at fair value using the Black-Scholes pricing model at $23,905.

NOTE 4 -    RELATED PARTY TRANSACTIONS

            As of December 31, 2006, related parties lent the Company $325,060. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders.

NOTE 5 -    SIGNIFICANT EVENTS

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

            Also, the Company allocated the proceeds from the sale of $60,000 of Convertible Notes in December 2006, between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.06, exercise price of warrants of $0.06, risk free interest rate of 4.35%, expected volatility of 219% and expected life of one and one half years. The resulting fair value of the warrants of $23,905 was recorded as a debt discount. The Company also recorded $20,000 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the Convertible Notes. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $60,000. Accordingly, the Company recorded an additional debt discount of $60,000. The total debt discount of $60,000 is being amortized to interest expense over the two year term of the Convertible Notes. The Convertible Notes bear interest at 8% and have a maturity date of two years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into 1,200,000 shares of the Company's common stock at the Note Holders' option as described in the agreement. The full principal amount of the Notes is due upon the occurrence of an event of default. The warrants are exercisable for a period of three years from the date of issuance and have an exercise price of $0.01 per share. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company's assets.

            A summary of the Secured Convertible Notes at December 31, 2006:


               Convertible secured notes: 8% per annum
                 due December 14, 2008                     $ 1,690,359
               Convertible secured notes: 8% per annum
                 due July 28, 2008                             180,000
               Discount on debt, net of accumulated
                 amortization of $590,079                   (1,175,280)
                                                           -----------

                      Net convertible secured debentures   $   695,079
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

PLAN OF OPERATION

        CESSATION OF OPERATIONS

        As disclosed previously in our Form 10-KSB, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. At the date hereof, we have current assets of $441 and liabilities of approximately $1,605,041. We recorded no revenues during the three months ended December 31, 2006. Further, we are in default with respect to loans in the principal amount of $1,790,000 from our principal creditor.

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

        Accordingly, we determined on December 1, 2006 to cease operations immediately and, at the request of such creditor appointed a director designated by such creditor to our Board of Directors. Immediately following such appointment, our existing directors resigned effective immediately and terminated their association with us. Accordingly, such creditor may be deemed to control us at the date of the filing of this Report.

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

        In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Because our securities are "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

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

        We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

        As of the date hereof, we have two part time employees and have no plans for retaining employees as our business warrants the expense, or when the technology developed pursuant to our License Agreement becomes commercially feasible. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations. Currently, our part time employees are our President and our CFO.

        In the opinion of management, inflation has not and will not have a material effect on our business and operations in the immediate future.

RESULTS OF OPERATIONS

        For the three month period ended December 31, 2006, we did not have any revenues and incurred a net loss of $166,654 compared to a loss of $350,204 for the three month period ended December 31, 2005. The decrease in net loss was the result of loss of our license agreement with NYU and the cessation of any related operations.. Management anticipates that general and administrative expenses will be approximately $10,000 per month for the remainder of our fiscal year ending September 30, 2007.

        We had a net increase in cash during the three months ended December 31, 2006 of $62,392, compared to a net decrease of $246,341 in 2005. We received our operating funds during the three monts ended December 31, from the sale of $60,000 and $530,593 in convertible debenture proceeds to Cornell Capital, LP and Highgate House Funds, Ltd. in 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2006, we had cash and cash equivalents of $411 compared to $2,803 as of September 30, 2006. Our liabilities exceeded our cash by $903,780 at December 31, 2006. Our convertible debentures are net of the discount of $1,175,967. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements from the sale of shares of our convertible debt. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

        We have accumulated approximately $2,670,000 of net operating loss carryforwards as of December 31, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2025. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2006 or the three month period ended December 31, 2006 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following unregistered securities have been issued since October 1st, 2006:

                                                    Valued
Date                   No. of Shares   Title          At          Reason

December 29, 2006         250,000     Common         $0.06        Services

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

                                       NANOSCIENCE  TECHNOLOGIES,  INC.



Date:  February 20, 2007                      By:    /s/ JAMES SCHNEIDER
                                                 -----------------------
                                              JAMES SCHNEIDER
                                       President, C.E.O. and Director




Date:  February 20, 2007                      By:    /s/ FRED GRIFFIN
                                                 ---------------------
                                              FRED GRIFFIN
                                              Interim Financial Officer