Form 10QSB
period 2007-03-31
NANOSCIENCE TECHNOLOGIES INC
filed 2007-05-15
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2007

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   |X|   No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   CLASS                          OUTSTANDING AS OF MAY 11, 2007
         Common Stock, $.001 par value                      11,574,207

Transitional Small Business Disclosure Format (Check one):   Yes |_|   No |X|

TABLE OF CONTENTS


HEADING                                                                                                 PAGE
-------                                                                                                 ----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - March 31, 2007 (Unaudited) and September 30, 2006 .................      4

                  Statements of Operations (Unaudited) - three months and six months ended
                  March 31, 2007 and 2006 and the period from inception on September 14,
                  1987 through  March 31, 2007........................................................      5

                  Statements of Cash Flows (Unaudited) - six months ended March 31, 2007 and 2006 and the period from inception on September 14, 1987 through
                    March 31, 2007....................................................................      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

Item 3.      Controls and Procedures..................................................................     14


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Changes in Securities and Use of Proceeds................................................     15

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     16


                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         The accompanying balance sheet of Nanoscience Technologies, Inc. at March 31, 2007, related statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended March 31, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2007.













                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2007

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                     ASSETS
                                     ------

                                                                                 March 31,           September 30,
                                                                                   2007                  2006
                                                                                -----------           -----------
                                                                                (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                                    $         -           $     2,803
                                                                                -----------           -----------

            Total Current Assets                                                          -                 2,803
                                                                                -----------           -----------
OTHER ASSETS

   Lease deposit                                                                          -                   550
                                                                                -----------           -----------
            Total Other Assets                                                            -                   550
                                                                                -----------           -----------
            TOTAL ASSETS                                                        $         -           $     3,353
                                                                                ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                        $   433,719           $   511,390
   Interest payable                                                                 182,007               108,807
   Notes payable - related parties                                                  332,060               325,060
                                                                                -----------           -----------

            Total Current Liabilities                                               947,786               945,257
                                                                                -----------           -----------
WARRANT LIABILITY                                                                     3,805                10,709
CONVERTIBLE DEBENTURES,net of discount of $1,022,363                                840,737               567,939
                                                                                -----------           -----------
TOTAL LIABILITIES                                                                 1,792,328             1,523,905
                                                                                -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized,
     at $0.001 par value, 11,574,207 and 11,101,946
     shares issued and outstanding at March 31, 2007                                 11,574                11,102
     and September 30, 2006, respectively
   Additional paid-in capital                                                     2,895,294             2,797,254
   Deficit accumulated during the development stage                              (4,699,196)           (4,328,908)
                                                                                -----------           -----------

            Total Stockholders' Equity (Deficit)                                 (1,792,328)           (1,520,552)
                                                                                -----------           -----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                                  $         -           $     3,353
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                From Inception
                                                                                                                    of the
                                                                                                               Development Stage
                                          For the Three Months Ended           For the Six Months Ended         on September 14,
                                                   March 31,                           March 31,                 1987 through
                                        -----------------------------------------------------------------          March 31,
                                            2007              2006             2007               2006              2007
                                        ------------      ------------      ------------      ------------      ------------
REVENUES                                $          -      $          -      $          -      $          -      $          -

OPERATING EXPENSES

     General and administrative               21,489           300,706            30,767           499,551         2,197,177
     Research and development                      -                 -                 -           100,000         1,293,038
     Licensing fees                                -            25,000                 -            25,000            96,248
                                        ------------      ------------      ------------      ------------      ------------

        Total Operating Expenses              21,489           325,706            30,767           624,551         3,586,463
                                        ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                         (21,489)         (325,706)          (30,767)         (624,551)       (3,586,463)
                                        ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES)

     Other income (expense)                    1,966            10,330            31,161            10,217            93,280
     Interest expense                       (184,111)         (180,433)         (370,682)         (231,679)       (1,206,013)
                                        ------------      ------------      ------------      ------------      ------------

        Total Other Expenses                (182,145)         (170,103)         (339,521)         (221,462)       (1,112,733)
                                        ------------      ------------      ------------      ------------      ------------

NET LOSS                                $   (203,634)     $   (495,809)     $   (370,288)     $   (846,013)     $ (4,699,196)
                                        ============      ============      ============      ============      ============


BASIC LOSS PER SHARE                    $      (0.02)     $      (0.04)     $      (0.03)     $      (0.08)
                                        ============      ============      ============      ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      11,463,077        11,101,946        11,338,077        11,101,946
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                           From Inception
                                                                                                               of the
                                                                                                          Development Stage
                                                                         For the Six Months Ended         on September 14,
                                                                                 March 31,                  1987 Through
                                                                     -------------------------------          March 31,
                                                                        2007                2006                2007
                                                                     -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                          $  (370,288)        $  (846,013)        $(4,699,196)

   Adjustments to reconcile net loss to
     net cash used by operating activities:
          Accrued interest contributed by shareholders                    16,253              16,003              86,789
          Common stock issued for services and fees                            -                   -             345,448
          Common stock warrants granted for services                           -                   -              75,430
          Depreciation and amortization expense                                -               2,429              43,658
          Amortization of marketing expense                                    -              66,000             110,000
          Services contributed by shareholder                                  -                   -                 290
          Amortization of discount on debt                               281,195             165,177             842,615
          Change in fair value of warrant liability                       (6,904)            (10,217)            (40,652)
   Changes in operating assets and liabilities:
          (Increase) decrease in prepaid expenses                              -              30,255                   -
          Increase (decrease) in accounts payable,
            accrued expenses and interest payable                          9,941              56,251             671,286
                                                                     -----------         -----------         -----------

                     Net Cash Used by Operating Activities               (69,803)           (520,115)         (2,564,332)
                                                                     -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES

          Purchase of property and equipment                                   -                   -              (4,931)
          Lease deposits                                                       -                   -                (550)
          Patents                                                              -                   -             (38,727)
                                                                     -----------         -----------         -----------
                     Net Cash Used by Investing Activities                     -                   -             (44,208)
                                                                     -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from notes payable - related parties                    7,000              10,000             382,627
          Proceeds from convertible debentures,net                        60,000             530,593           1,710,593
          Proceeds from stock subscriptions                                    -                   -             130,000
          Repayment of notes payable - related parties                         -                   -             (20,200)
          Common stock issued for cash                                         -                   -             405,520
                                                                     -----------         -----------         -----------

                     Net Cash Provided by Operating
                        Activities                                        67,000             540,593           2,608,540
                                                                     -----------         -----------         -----------

          NET DECREASE IN CASH                                            (2,803)             20,478                   -

          CASH AT BEGINNING OF PERIOD                                      2,803              44,582                   -
                                                                     -----------         -----------         -----------

          CASH AT END OF PERIOD                                      $         -         $    65,060         $         -
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                        From Inception
                                                                                                            of the
                                                                                                       Development Stage
                                                                      For the Six Months Ended          on September 14,
                                                                              March 31,                  1987 Through
                                                                     ---------------------------           March 31,
                                                                       2007             2006                 2007
                                                                     --------        -----------         -----------
SUPPLIMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:

            Interest                                                 $      -        $       487         $       487
            Income Taxes                                             $      -        $         -         $         -

   NON-CASH FINANCING ACTIVITIES

            Forgiveness of debt by related party                     $      -        $         -         $    30,367
            Common stock issued for services and fees                $ 15,000        $         -         $   360,448
            Common stock warrants granted for services               $      -        $         -         $    75,430
            Interest payable converted to debt                       $      -        $    31,801         $    41,148
            Production costs contributed by shareholder              $      -        $         -         $   110,000
            Stock subscriptions converted to common stock            $      -        $         -         $   130,000
            Termination of derivative feature of debentures          $      -        $         -         $   113,481
            Allocation of convertible note proceeds to
              beneficial conversion feature                          $      -        $ 1,527,284         $ 1,527,284
            Debt converted to equity                                 $  7,259        $         -         $     7,259



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

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $4,699,196 at March 31, 2007, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

       DEBT CONVERTED TO EQUITY

       In January 2007, the Company issued 108,980 shares of common stock upon the conversion of $4,359 of debt. In March 2007, the Company issued 113,281 shares of common stock upon the conversion of $2,900 of debt.

NOTE 4 - RELATED PARTY TRANSACTIONS

       As of March 31, 2007, related parties lent the Company $332,060. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders.

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


       A summary of the Secured Convertible Notes at March 31, 2007:


            Convertible secured notes: 8% per annum
              due December 14, 2008                          $ 1,683,100
            Convertible secured notes: 8% per annum
              due July 28, 2008                                  180,000
            Discount on debt, net of accumulated
              amortization of $590,079                        (1,022,363)
                                                              ----------

                     Net convertible secured debentures       $  840,737
                                                              ==========

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

PLAN OF OPERATION

         CESSATION OF OPERATIONS

         As disclosed previously in our Form 10-KSB, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. At the date hereof, we have current assets of $-0- and liabilities of approximately $1,792,328. We recorded no revenues during the three months ended December 31, 2006. Further, we are in default with respect to loans in the principal amount of $1,790,000 from our principal creditor.

         We have expended efforts to secure additional capital from both our principal creditor and other third parties, but such efforts have been unsuccessful. Currently, we have a severe working capital deficiency.

         We were party to an Amended and Restated Research and License Agreement, dated September 12, 2003, (the "License Agreement") with New York University ("NYU") that was further amended on November 11, 2003 and was canceled by NYU on January 16, 2007. At the date hereof, we are in default of our payment obligations under the License Agreement in the amount of $347,500. Further, we are required to reimburse NYU additional amounts for patent fees and other expenses estimated to be approximately $80,000 at the date hereof.

         We determined on December 1, 2006 to cease operations immediately and appointed a director to our Board of Directors. Immediately following such appointment, our existing directors resigned effective immediately and terminated their association with us.

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

         As of the date hereof, we have one part time employee and have no plans for retaining employees until our business warrants the expense. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations. Currently, our part time employee is our President and CFO.

         In the opinion of management, inflation has not and will not have a material effect on our business and operations in the immediate future.

RESULTS OF OPERATIONS

         For the three month period ended March 31, 2007, we did not have any revenues and incurred a net loss of $203,634 compared to a loss of $495,809 for the three month period ended March 31, 2006. For the six month period ended March 31, 2007, we did not have any revenues and incurred a net loss of $370,288 compared to a loss of $846,013 for the six month period ended March 31, 2006. The decrease in net loss was the result of loss of our license agreement with NYU and the cessation of any related operations. Management anticipates that general and administrative expenses will be approximately $10,000 per month for the remainder of our fiscal year ending September 30, 2007.

         We had a net decrease in cash during the six months ended March 31, 2007 of $69,803, compared to a net decrease of $520,115 in 2006. We received our operating funds during the six months ended March 31, from the sale of $60,000 and $530,593 in convertible debenture proceeds to Cornell Capital, LP and Highgate House Funds, Ltd. in 2006 and 2005, respectively. We also received $7,000 and $10,000 from related party loans during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, we had cash and cash equivalents of $-0- compared to $2,803 as of September 30, 2006. Our liabilities exceeded our cash by $1,792,328 at March 31, 2007. Our convertible debentures are net of the discount of $1,022,363. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements from the sale of shares of our convertible debt. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

         We have accumulated approximately $2,700,000 of net operating loss carryforwards as of March 31, 2007, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2006 or the six month period ended March 31, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following unregistered securities have been issued since January 1st, 2007:

Date                 No. of Shares       Title      Valued At      Reason
----------------     -------------      ------      ---------  ---------------
January 17, 2007        108,980         Common       $0.04     Debt conversion
March 28, 2007          113,281         Common       $0.03     Debt conversion


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         This Item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        This Item is not applicable.

ITEM 5. OTHER INFORMATION

        This Item is not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Exhibit 31.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


            Exhibit 32.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K

            None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NANOSCIENCE  TECHNOLOGIES,  INC.



Date:  May 14, 2007                  By:
                                         --------------------------------------
                                                    JOHN T. RUDDY
                                         President, C.E.O., Chief Financial
                                         Officer and Director