Form 10QSB/A
period 2007-03-31
NANOSCIENCE TECHNOLOGIES INC
filed 2007-05-15
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                     NANOSCIENCE  TECHNOLOGIES,  INC.



Date:  May 15, 2007                  By: /s/ John T. Ruddy
                                         --------------------------------------
                                                    JOHN T. RUDDY
                                         President, C.E.O., Chief Financial
                                         Officer and Director