Form 10QSB
period 2007-06-30
NANOSCIENCE TECHNOLOGIES INC
filed 2007-08-20
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2007
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                     281 Eighth Street, Jersey City NJ 07302
                    (Address of principal executive offices)

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
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 CLASS                          OUTSTANDING AS OF JULY 27, 2007

     Common Stock, $.001 par value                        11,574,207

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

TABLE OF CONTENTS

HEADING                                                                                                  PAGE
-------                                                                                                  ----

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30, 2007 (Unaudited) and September 30, 2006 ..................      4

                  Statements of Operations (Unaudited) - three months and nine months ended June 30,
                  2007 and 2006 and the period from inception on September 14, 1987 through
                  June 30, 2007.......................................................................      5

                  Statements of Cash Flows (Unaudited) - nine months ended June 30, 2007 and 2006 and the period from inception on September 14, 1987 through
                    June 30, 2007.....................................................................      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

Item 3.      Controls and Procedures..................................................................     15


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Changes in Securities and Use of Proceeds................................................     15

Item 3.      Defaults Upon Senior Securities..........................................................     16

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     16

Item 5.      Other Information........................................................................     16

Item 6.      Exhibits and Reports on Form 8-K.........................................................     16

             Signatures...............................................................................     16

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         The accompanying balance sheet of Nanoscience Technologies, Inc. at June 30, 2007, related statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended June 30, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2007.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2007


                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                     ASSETS
                                     ------

                                                                                                    June 30,           September 30,
                                                                                                      2007                  2006
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)
CURRENT ASSETS

        Cash and cash equivalents                                                                  $        --          $     2,803
                                                                                                   -----------          -----------

                 Total Current Assets                                                                       --                2,803
                                                                                                   -----------          -----------

OTHER ASSETS

        Lease deposit                                                                                       --                  550
                                                                                                   -----------          -----------

                 Total Other Assets                                                                         --                  550
                                                                                                   -----------          -----------

                 TOTAL ASSETS                                                                      $        --          $     3,353
                                                                                                   ===========          ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------
CURRENT LIABILITIES

        Accounts payable and accrued expenses                                                      $   433,614          $   511,390
        Interest payable                                                                               219,181              108,807
        Notes payable - related parties                                                                341,060              325,060
                                                                                                   -----------          -----------

                 Total Current Liabilities                                                             993,855              945,257
                                                                                                   -----------          -----------

WARRANT LIABILITY                                                                                        3,287               10,709
CONVERTIBLE DEBENTURES,net of discount of $867,746                                                     995,354              567,939
                                                                                                   -----------          -----------

TOTAL LIABILITIES                                                                                    1,992,496            1,523,905
                                                                                                   -----------          -----------

STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock; 100,000,000 shares authorized,
          at $0.001 par value, 11,574,207 and 11,101,946
         shares issued and outstanding at June 30, 2007                                                 11,574               11,102
          and September 30, 2006, respectively
        Additional paid-in capital                                                                   2,903,420            2,797,254
        Deficit accumulated during the development stage                                            (4,907,490)          (4,328,908)
                                                                                                   -----------          -----------

                 Total Stockholders' Equity (Deficit)                                               (1,992,496)          (1,520,552)
                                                                                                   -----------          -----------

                 TOTAL LIABILITIES AND STOCKHOLDERS'
                   EQUITY (DEFICIT)                                                                $        --          $     3,353
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                  From Inception
                                                                                                      of the
                                                                                                 Development Stage
                                     For the Three Months Ended     For the Nine Months Ended     on September 14,
                                              June 30,                       June 30,              1987 through
                                   ------------------------------------------------------------       June 30,
                                       2007            2006            2007            2006            2007
                                   ------------    ------------    ------------    ------------    ------------

REVENUES                           $         --    $         --    $         --    $         --    $         --

OPERATING EXPENSES

     General and administrative           8,896         100,906          39,663         600,457       2,206,073
     Research and development                --         347,288              --         447,288       1,293,038
     Licensing fees                          --              --              --          25,000          96,248
                                   ------------    ----------------------------    ------------    ------------

        Total Operating Expenses          8,896         448,194          39,663       1,072,745       3,595,359
                                   ------------    ----------------------------    ------------    ------------

LOSS FROM OPERATIONS                     (8,896)       (448,194)        (39,663)     (1,072,745)     (3,595,359)
                                   ------------    ----------------------------    ------------    ------------

OTHER INCOME (EXPENSES)

     Other income (expense)                 518          14,938          31,679          25,155          93,798
     Interest expense                  (199,916)       (182,193)       (570,598)       (413,872)     (1,405,929)
                                   ------------    ----------------------------    ------------    ------------

        Total Other Expenses           (199,398)       (167,255)       (538,919)       (388,717)     (1,312,131)
                                   ------------    ----------------------------    ------------    ------------

NET LOSS                           $   (208,294)   $   (615,449)   $   (578,582)   $ (1,461,462)   $ (4,907,490)
                                   ============    ============================    ============    ============


BASIC LOSS PER SHARE               $      (0.02)   $      (0.06)   $      (0.05)   $      (0.13)
                                   ============    ============================    ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                 11,574,207      11,101,946      11,416,787      11,101,946
                                   ============    ============================    ============



   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                      From Inception
                                                                                                          of the
                                                                                                     Development Stage
                                                                         For the Nine Months Ended    on September 14,
                                                                                  June 30,             1987 Through
                                                                         --------------------------      June 30,
                                                                            2007           2006           2007
                                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                                          $  (578,582)   $(1,461,462)   $(4,907,490)

       Adjustments to reconcile net loss to net cash used by operating activities:
                 Accrued interest contributed by shareholders                 24,380         24,004         94,916
                 Common stock issued for services and fees                        --             --        345,448
                 Common stock warrants granted for services                       --             --         75,430
                 Depreciation and amortization expense                            --          3,644         43,658
                 Amortization of marketing expense                                --         66,000        110,000
                 Services contributed by shareholder                              --             --            290
                 Amortization of discount on debt                            435,811        305,654        997,231
                 Change in fair value of warrant liability                    (7,422)       (25,155)       (41,170)
       Changes in operating assets and liabilities:
                 (Increase) decrease in prepaid expenses                          --           (245)            --
                 Increase (decrease) in accounts payable,
                   accrued expenses and interest payable                      47,010        493,836        708,355
                                                                         -----------    -----------    -----------

                         Net Cash Used by Operating Activities               (78,803)      (593,724)    (2,573,332)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

                 Purchase of property and equipment                               --             --         (4,931)
                 Lease deposits                                                   --             --           (550)
                 Patents                                                          --             --        (38,727)
                                                                         -----------    -----------    -----------

                         Net Cash Used by Investing Activities                    --             --        (44,208)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

                 Proceeds from notes payable - related parties                16,000         25,200        391,627
                 Proceeds from convertible debentures,net                     60,000        530,593      1,710,593
                 Proceeds from stock subscriptions                                --             --        130,000
                 Repayment of notes payable - related parties                     --             --        (20,200)
                 Common stock issued for cash                                     --             --        405,520
                                                                         -----------    -----------    -----------

                         Net Cash Provided by Operating
                           Activities                                         76,000        555,793      2,617,540
                                                                         -----------    -----------    -----------

                 NET DECREASE IN CASH                                         (2,803)       (37,931)            --

                 CASH AT BEGINNING OF PERIOD                                   2,803         44,582             --
                                                                         -----------    -----------    -----------

                 CASH AT END OF PERIOD                                   $        --    $     6,651    $        --
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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                  From Inception
                                                                                                                      of the
                                                                                                                 Development Stage
                                                                                For the Nine Months Ended         on September 14,
                                                                                         June 30,                  1987 Through
                                                                              -----------------------------           June 30,
                                                                                 2007               2006               2007
                                                                              ----------         ----------         -----------
SUPPLIMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION

    CASH PAID FOR:

             Interest                                                         $       --         $      487         $      487
             Income Taxes                                                     $       --         $       --         $       --

    NON-CASH FINANCING ACTIVITIES

             Forgiveness of debt by related party                             $       --         $       --         $   30,367
             Common stock issued for services and fees                        $   15,000         $       --         $  360,448
             Common stock warrants granted for services                       $       --         $       --         $   75,430
             Interest payable converted to debt                               $       --         $   31,801         $   41,148
             Production costs contributed by shareholder                      $       --         $       --         $  110,000
             Stock subscriptions converted to common stock                    $       --         $       --         $  130,000
             Termination of derivative feature of debentures                  $       --         $       --         $  113,481
             Allocation of convertible note proceeds to
               beneficial conversion feature                                  $       --         $1,527,284         $1,527,284
             Debt converted to equity                                         $    7,259         $       --         $    7,259



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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of $4,907,490 at June 30, 2007, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 4- RELATED PARTY TRANSACTIONS

         As of June 30, 2007, related parties lent the Company $341,060. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders.

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

         A summary of the Secured Convertible Notes at June 30, 2007:

              Convertible secured notes: 8% per annum
                due December 14, 2008                             $1,683,100
              Convertible secured notes: 8% per annum
                due July 28, 2008                                    180,000
              Discount on debt, net of accumulated
                amortization of $590,079                            (867,746)
                                                                  ----------

                       Net convertible secured debentures         $  995,354
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

         In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," the fair value of the warrants amounting to $45,457 was recorded as a liability on the closing date of December 14, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 185% and expected life of 2.96 years. The decrease in the fair market value of the warrants from $44,457 to $3,287 resulted in non-cash other income of $41,170. Upon the Company meeting its obligations to register the securities, the fair value of the warrants on that date will be reclassified to equity.

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

PLAN OF OPERATION

         CESSATION OF OPERATIONS

         As disclosed previously in our Form 10-KSB, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. At the date hereof, we have current assets of $-0- and liabilities of approximately $1,992,496. We recorded no revenues during the nine months ended June 30, 2007. Further, we are in default with respect to loans in the principal amount of $1,790,000 from our principal creditor.

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

         SHELL COMPANY STATUS

         As a result of our cessation of operations and the termination of the License Agreement, we became a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. However, if we intend to facilitate the eventual creation of a public trading market in our outstanding securities, we must consider that our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of holders of our securities to sell their securities in any market that might develop therefor.

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

RESULTS OF OPERATIONS

         For the three month period ended June 30, 2007, we did not have any revenues and incurred a net loss of $208,294 compared to a loss of $615,449 for the three month period ended June 30, 2006. For the nine month period ended June 30, 2007, we did not have any revenues and incurred a net loss of $578,582 compared to a loss of $1,461,462 for the nine month period ended June 30, 2006. The decrease in net loss was the result of loss of our license agreement with NYU and the cessation of any related operations. Management anticipates that general and administrative expenses will be approximately $3,000 per month for the remainder of our fiscal year ending September 30, 2007.

         We had a net decrease in cash during the nine months ended June 30, 2007 of $78,803, compared to a net decrease of $593,724 in 2006. We received our operating funds during the nine months ended June 30, from the sale of $60,000 and $530,593 in convertible debenture proceeds to Cornell Capital, LP and Highgate House Funds, Ltd. in 2006 and 2005, respectively. We also received $16,000 and $10,000 from related party loans during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2007, we had cash and cash equivalents of $-0- compared to $2,803 as of September 30, 2006. Our liabilities exceeded our cash by $1,992,496 at June 30, 2007. Our convertible debentures are net of the discount of $867,746. Presently, we intend to raise funds for operating expenses and to fulfill our funding requirements from the sale of shares of our convertible debt. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

         We have accumulated approximately $2,700,000 of net operating loss carryforwards as of June 30, 2007, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2006 or the nine month period ended June 30, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

The following unregistered securities have been issued since October 1st, 2006:

                                                     Valued
Date                   No. of Shares      Title        At       Reason
December 29, 2006         250,000        Common       $0.06     Services
January 17, 2007          108,980        Common       $0.04     Debt conversion
March 28, 2007            113,281        Common       $0.03     Debt conversion

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

                                              NANOSCIENCE  TECHNOLOGIES,  INC.

Date:  August 20, 2007                        By:  /S/ JAMES SCHNEIDER
                                                 ---------------------
                                                       JAMES SCHNEIDER
                                              President, C.E.O. and Director

Date:  August 20, 2007                        By:  /S/ FRED GRIFFIN
                                                 ------------------
                                                       FRED GRIFFIN
                                                       Interim Financial Officer