Form 10QSB/A
period 2007-06-30
NANOSCIENCE TECHNOLOGIES INC
filed 2007-08-21
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                 (201) 320-1019
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 CLASS                          OUTSTANDING AS OF JULY 27, 2007

     Common Stock, $.001 par value                        11,574,207

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

TABLE OF CONTENTS

HEADING                                                                                                  PAGE
-------                                                                                                  ----

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30, 2007 (Unaudited) and September 30, 2006 ..................      4

                  Statements of Operations (Unaudited) - three months and nine months ended June 30,
                  2007 and 2006 and the period from inception on September 14, 1987 through
                  June 30, 2007.......................................................................      5

                  Statements of Cash Flows (Unaudited) - nine months ended June 30, 2007 and 2006 and the period from inception on September 14, 1987 through
                    June 30, 2007.....................................................................      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

Item 3.      Controls and Procedures..................................................................     15


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     15

Item 3.      Defaults Upon Senior Securities..........................................................     16

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     16

Item 5.      Other Information........................................................................     16

Item 6.      Exhibits and Reports on Form 8-K.........................................................     16

             Signatures...............................................................................     16

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

ITEM 2.       UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32.1 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NANOSCIENCE  TECHNOLOGIES,  INC.

Date:  August 20, 2007               By:  /S/ JOHN T. RUDDY
                                        ---------------------
                                              JOHN T. RUDDY
                                     President, C.E.O., Chief Financial Officer
                                     and Director