Form 10KSB
period 2007-09-30
NANOSCIENCE TECHNOLOGIES INC
filed 2008-01-08
CIK 1086417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        COMMISSION FILE NUMBER 000-26067

                         NANOSCIENCE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                      87-0571300
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

  101 Hudson Street, Jersey City, NJ.                   07302
(Address of principal executive offices)                (Zip Code)

ISSUER'S TELEPHONE NO.:                                 (201) 985-8300
SECURITIES REGISTERED PURSUANT TO SECTION 12(b)         NONE
OF THE EXCHANGE ACT:
SECURITIES REGISTERED PURSUANT TO SECTION 12(g)         COMMON
OF THE EXCHANGE ACT:

                        FORMER ADDRESS & TELEPHONE NUMBER

281 Eighth Street, Jersey City, NJ 07302                          (239) 437-5255

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No___

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

COMMON STOCK, $.001 PAR VALUE 19,057,755, AS OF DECEMBER 17, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:
 NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES [_] NO [X]

                                          NANOSCIENCE TECHNOLOGIES, INC.
                                                 TABLE OF CONTENTS

                                                      PART I

ITEM 1.      DESCRIPTION OF BUSINESS.............................................................................1

ITEM 2.      DESCRIPTION OF PROPERTY............................................................................16

ITEM 3.      LEGAL PROCEEDINGS..................................................................................16

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................16

                                                      PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................................17

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................................18

ITEM 7.      FINANCIAL STATEMENTS...............................................................................21

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............22
ITEM 8A.     CONTROLS AND PROCEDURES............................................................................22
ITEM 8b.     OTHER INFORMATION..................................................................................22

                                                     PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................................................. 22

ITEM 10.     EXECUTIVE COMPENSATION.............................................................................23

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................24

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................24

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K...................................................................25

ITEM 14.     PRINCIPAL ACCOUNTANTS FEES AND SERVICES............................................................26

SIGNATURES   ...................................................................................................26

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

RECENT DEVELOPMENTS

CESSATION OF OPERATIONS

As  disclosed  prior to the date of the  filing  of this  Annual  Report on Form
10-KSB, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. At the date hereof, we have no current assets and liabilities of approximately $2,214,000. We recorded no revenues during the fiscal year ended September 30, 2007. Further, we are in default with respect to loans in the principal amount of $1,858,100 from our principal creditor as described in Note 6.

We have expended efforts to secure additional capital from both our principal creditor and other third parties, but such efforts have been unsuccessful. Currently, we have a severe working capital deficiency.

We are party to an Amended and Restated Research and License Agreement, dated September 12, 2003, (the "License Agreement") with New York University ("NYU") that was further amended on November 11, 2003. The License Agreement is our sole material asset. Under the terms of the License Agreement, NYU granted to us a license to certain pre-existing inventions and certain intellectual property to be generated by a designated research project being conducted at NYU relating to DNA nanotechnology. Pursuant to the License Agreement, we are required to pay to NYU an annual licensing fee. At the date hereof, we are in default of our payment obligations under the License Agreement in the amount of $347,500 and have received notice from NYU that NYU intends to terminate the License Agreement. Further, we are required to reimburse NYU additional amounts for patent fees and other expenses. As of September 30, 2007 we have a payable due NYU of $433,615.

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

SHELL COMPANY STATUS

As a result of our cessation of operations and the termination of the License Agreement, we became a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. However, if we intend to facilitate the eventual creation of a public trading market in our outstanding securities, we must consider that our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of holders of our securities to sell their securities in any market that might develop therefore.

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

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

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

EMPLOYEES

We currently have 1 employee, our Chief Executive Officer, John T. Ruddy. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any other full-time employees so long as it is seeking and evaluating business opportunities. The need for further employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

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

WE MAY NOT CONTINUE AS A GOING CONCERN.

Our financial statements were prepared on the assumption that we will continue as a going concern, and the independent accountants have expressed doubt as to that assumption. If sufficient capital is not available, we would likely be required to discontinue our operations. We have recurring net losses of approximately $813,000 and $1,880,000 in 2007 and 2006 respectively and an accumulated deficit of approximately $5,142,000 as of September 30, 2007. We are trying to raise additional capital through sales of our common stock as well as financing from third parties. However if we are unable to raise additional capital or financing we may not continue as a going concern.

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

WE INTEND TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

As of September 30, 2007, our Certificate of Incorporation authorized the issuance of a maximum of 100,000,000 shares of common stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.

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

The U.S. National Science Foundation estimates the global market opportunity for nanotechnology products and service-related industries will be $25 billion annually by 2007 and $1 trillion annually by 2015.

We believed that the commercial applications that will result from the research and development programs at NYU are scientifically significant, highly extensive and novel. In addition, the technology is well patented.

We had identified a two-phase research and development plan which is based on the research conducted/accomplished to date and planned future research and the need to meet long-term business objectives that will result in viable commercial product opportunities.

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

At the date hereof, we are in default of our payment obligations under the License Agreement in the amount of $347,500 and have received notice from NYU that NYU intends to terminate the License Agreement. Further, we are required to reimburse NYU additional amounts for patent fees and other expenses estimated to be approximately $80,000 at the date hereof. Presently, we have no marketable products or licensable technology. Our collaboration with NYU has terminated. We have been dependent upon NYU's successful research and development of a marketable product or licensable technology. At this time, we have lost our license with NYU and have no other technology, products or services from which we can expect to generate revenues.

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

RESEARCH AND DEVELOPMENT

We have incurred $0 and $447,288 in research and development expenses in 2007 and 2006 respectively.

EMPLOYEES

As of the date hereof, we have only one employee. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations.

FACILITIES

We currently use as our principal place of business the business offices of our President and Chief Executive Officer located in Jersey City, NJ. It is contemplated that at such future time as business warrants, we will secure commercial office space. However, we have no current plans to secure such commercial office space.

INDUSTRY SEGMENTS

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any material property.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to best of our knowledge, no such action by or against us, has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the year ended September 30, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OFEQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "NANS." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                 Fiscal 2007                   Fiscal 2006                   Fiscal 2005
---------------------    --------------------------    --------------------------    ---------------------------
Quarter Ended               High            Low            High           Low            High            Low
---------------------    --------------------------    --------------------------    ---------------------------
March 31                 $      0.09    $      0.05    $      0.91    $      0.18    $      1.55     $      0.70
June 30                  $      0.05    $      0.03    $      0.40    $      0.15    $      1.45     $      0.65
September 30             $      0.03    $      0.02    $      0.20    $      0.11    $      0.92     $      0.62
December 31              $              $              $      0.14    $      0.04    $      0.92     $      0.32


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

As of December 17, 2007 there were approximately 181 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

As of December 17, 2007 we had 19,176,755 shares of common stock issued and outstanding. Of the total outstanding shares, 5,626,772 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 5,626,772 shares, we have not identified any shares as being held by affiliates. A total of 13,549,983 shares are considered restricted securities.

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

On December 31, 2006, we issued 250,000 shares of our common stock for services and fees in the amount of $15,000 @ $0.06 per share.

On  January  17,  2007  a  principal   shareholder  converted  $4,359  of  their
convertible debenture into 108,980 restricted shares of common stocks at $0.04 per share.

On March 28, 2007 a principal shareholder converted $2,900 of their convertible debenture into 113,281 restricted shares of common stocks at $0.0256 per share.

On July 13, 2007 a principal shareholder converted $5,000 of their convertible debenture into 312,500 restricted shares of common stocks @ $0.016 per share.

DIVIDEND POLICY

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest any future earnings to finance our operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. We have determined on December 1, 2007 to cease operations immediately and, at the request of our principal creditor appointed a director designated by such creditor to our Board of Directors. Immediately following such appointment, our existing directors resigned effective immediately and terminated their association with us. Accordingly, such creditor may be deemed to control us at the date of the filing of this Report. As a result of our cessation of operations and the termination of the License Agreement, we became a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

RESULTS OF OPERATIONS - YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2006

OPERATIONS. We incurred a loss from operations of approximately $813,000 for the year ended September 30, 2007 compared to a loss of approximately $1,880,000 for the year ended September 30, 2006. The decrease was due to our discontinued operations since December 1, 2006.

RESEARCH AND DEVELOPMENT. Included in the loss for 2007 and 2006 was $0 and $447,288, respectively, to NYU for research and development of Nanotechnology. In connection with our fund raising activities and securities reporting requirements we incurred approximately $50,000 in 2007 on professional fees compared to approximately $269,000 in 2006.

GENERAL AND ADMINISTRATIVE. We also expended $0 in 2007 in consulting costs in our fund raising efforts compared to $24,250 in 2006.

INTEREST EXPENSE, OTHER. Our interest expense was approximately $785,800 in 2007 because our funding came primarily from convertible debentures as compared to approximately $620,000 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

We used cash of approximately $696,000 during the year ended September 30, 2007 compared to approximately $702,000 in 2006. We had cash on hand of $0 as of September 30, 2007 and $2,803 as of September 30, 2006. Our source of cash in 2007 were the sale of convertible notes in December 2006 of $60,000 and shareholder loans of approximately $23,000.

Our cash was short of covering our accounts payable and accrued liabilities by approximately $1,063,000 at September 30, 2007. This includes an accrual of $433,615 for which we are in default on our obligation to pay to NYU on May 1, 2006. The related party loans of approximately $347,810 are due upon demand, unless we are able to persuade our creditors to convert the debts to equity.

We expect that we will need approximately $1,000,000 to fund our operations in 2008. We intend to raise the needed funds from the sale of our shares of our common stock. There is no assurance that the funds will be available or that even if they are available that the terms will be acceptable to us.

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

NET OPERATING LOSS

We have accumulated approximately $3,360,000 of net operating loss carry-forwards as of September 30, 2007, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry-forwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2007 because there is a 50% or greater chance that the carry-forward will not be used. Accordingly, the potential tax benefit of the loss carry-forward is offset by a valuation allowance of the same amount.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS ("SFAS No. 155"), which amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations, or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-3, HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT (THAT IS, GROSS VERSUS NET PRESENTATION) ("EITF No. 06-3"). EITF No. 06-3 provides guidance for income statement presentation and disclosure of any tax assessed by a governmental authority that is both imposed on and con current with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes. Presentation of taxes within the scope of this EITF issue may be made on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues), with appropriate accounting policy disclosure. EITF No. 06-3 is effective for reporting periods beginning after December 15, 2006. The impact of adoption of this statement is not expected to be significant.

In July 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT 109 ("FIN No. 48"), which is effective in fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on the Company's tax return. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The impact of adoption of this statement is not expected to be significant.

In March 2006, the FASB issued FASB Statement No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140. This Statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The impact of adoption of this statement is not expected to be significant.

In September 2006, the FASB issued FASB Statement No. 157, FAIR VALUE MEASUREMENT ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS No. 157, there will be a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 157.

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

In February 2007, the FASB issued FASB Statement No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This Statement permits entities to choose to measure meany financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effective date will be as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. The impact of adoption of this statement is not expected to be significant.


ITEM 7. FINANCIAL STATEMENTS

Our financial statements, as of and for the fiscal years ended September 30, 2007 and September 30, 2006, have been examined to the extent indicated in its report by Moore and Associates Chartered, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007

                                 C O N T E N T S

       Report of Independent Registered Public Accounting Firm              F-1

       Balance Sheet                                                        F-2

       Statements of Operations                                             F-3

       Statements of Stockholders' Equity                                   F-4

       Statements of Cash Flows                                             F-8

       Notes to the Financial Statements                                    F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the accompanying balance sheet of NanoScience Technologies, Inc. (A Development Stage Company) as of September 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2007 and September 30, 2006, and from inception on September 14, 1987 through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoScience Technologies, Inc. (A Development Stage Company) as of September 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2007 and September 30, 2006, and from inception on September 14, 1987 through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated deficit of approximately $5,142,000 and has a working capital deficiency of approximately $1,063,000, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MOORE & ASSOCIATES, CHARTERED

Moore & Associates Chartered
Las Vegas, Nevada
December 28, 2007

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS


                                                                SEPTEMBER 30,
                                                                    2007
                                                              =================
Current assets
    Cash                                                       $            --
                                                              -----------------

      Total current assets                                                  --
                                                              -----------------

Total Assets                                                   $            --
                                                              =================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                   $       777,874
    Accrued interest                                                   262,123
    Notes payable - related parties                                     22,750
                                                              -----------------
      Total current liabilities                                      1,062,747

    Warrant liability                                                    3,137
    Convertible debentures, net                                      1,148,231
                                                              -----------------
Total Liabilities                                                    2,214,115
                                                              -----------------


Stockholders' deficit
    Common stock; $0.001 par value; authorized 100,000,000
      shares, 11,101,946 shares issued and outstanding
     shares issued and outstanding for September 30, 2007 and           11,887
    Additional paid-in capital                                       2,916,234
    Deficit accumulated during the development stage                (5,142,236)
                                                              -----------------
      Total stockholders' deficit                                   (2,214,115)
                                                              -----------------

Total liabilities and stockholders' deficit                    $             0
                                                              =================


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                       From Inception of the
                                                   For the Years Ended                 Development Stage on
                                           --------------------------------------       September 14, 1987
                                             September 30,          September 30,      Through September 30,
                                                 2007                   2006                   2007
                                           -----------------    -----------------      ---------------------
REVENUES                                    $            --      $            --          $            --

OPERATING EXPENSES
    General and administrative                       51,785               46,879                2,218,195
    Research and development                             --              447,288                1,293,038
    Licensing fees                                        0                   --                   96,248
                                           -----------------    -----------------        -----------------
      TOTAL OPERATING EXPENSES                        51,785           1,294,167                3,607,481
                                           -----------------    -----------------        -----------------

    LOSS FROM OPERATIONS                            (51,785)          (1,294,167)              (3,607,481)

OTHER INCOME (EXPENSES)
    Other income                                     24,257               33,748                   86,376
    Interest expense                               (785,800)            (619,610)              (1,621,131)
                                           -----------------    ------------------------------------------
      TOTAL OTHER INCOME (EXPENSES)                (761,543)            (585,862) #            (1,534,755)
                                           -----------------    ------------------------------------------

NET LOSS                                    $      (813,328)     $    (1,880,029)         $    (5,142,236)
                                           =================    =================        =================

BASIC AND DILUTED LOSS
    PER COMMON SHARE                                 $ (0.04)    $         (0.17)
                                           =================    =================

BASIC AND DILUTED WEIGHTED AVERAGE
    NUMBER OF SHARES OUTSTANDING                 19,057,707           11,011,823
                                           =================    =================


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            Common Stock                                  Stock       Deficit Accumulated
                                   ------------------------------     Additional      Subscriptions       During the
                                       Shares         Amount        Paid-in Capital    Receivable      Development Stage
                                   ---------------------------------------------------------------------------------------
 Balance from inception of
   the development stage at
   September 14, 1987                        --     $        --       $        --      $        --        $        --

 Common stock issued to
   directors for services on
   September 17, 1987 at
   $0.008 per share                   3,750,000           3,750            26,250               --                 --

 Common stock issued for
    for cash on September 17,
    1987 at $0.008 per share             27,500              28               192               --                 --

 Common stock issued for
    for cash on January 12, 1988
    at $0.008 per share                   6,250               6                44               --                 --

 Common stock issued to a
   director for cash on
   October 10, 1997 at
   $0.0004 per share                 12,500,000          12,500            (7,500)              --                 --

 Common stock issued to
   directors for services on
   November 12, 1997 at
  $0.0004 per share                   1,125,000           1,125              (675)              --                 --

Net loss for the period
  from inception on
  September 14, 1987 through
  September 30, 1999                         --              --                --               --            (37,470)
                                   -----------------------------------------------------------------------------------

Balance, September 30, 1999          17,408,750          17,409            18,311               --            (37,470)

Net loss for the year
  ended September 30, 2000                   --              --                --               --             (3,200)
                                   -----------------------------------------------------------------------------------

Balance, September 30, 2000          17,408,750          17,409            18,311               --            (40,670)

Net loss for the year
  ended September 30, 2001                   --              --                --               --             (7,097)
                                   -----------------------------------------------------------------------------------

Balance, September 30, 2001          17,408,750          17,409            18,311               --            (47,767)



   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


 Common stock issued for
    for cash on October 2, 2001
    at $0.01 per share                  250,000             250                --               --                 --

Net loss for the year
  ended September 30, 2002                   --              --                --               --             (9,140)
                                   -----------------------------------------------------------------------------------

Balance, September 30, 2002          17,658,750          17,659            18,311               --            (56,907)

 Common stock issued for
    for cash on September 18,
    2003 at $0.33 per share           1,222,192           1,222           398,778               --                 --

 Common stock issued for
    for licensing fees at $0.02
    per share on September
   18, 2003                           4,812,377           4,812            91,436               --                 --

 Forgiveness of debt by a
   related party                             --              --            30,367               --                 --

 Contributed services                        --              --               290               --                 --

Net loss for the year
  ended September 30, 2003                   --              --                --               --           (429,380)
                                   -----------------------------------------------------------------------------------

Balance, September 30, 2003          23,693,319          23,693           539,182               --           (486,287)

 Common stock cancelled on
   October 10, 2003                 (12,846,373)        (12,846)           12,846               --                 --

 Common stock warrants
   granted for services                      --              --             6,875               --                 --

Net loss for the year
  ended September 30, 2004                   --              --                --               --           (532,409)
                                   -----------------------------------------------------------------------------------

Balance, September 30, 2004          10,846,946          10,847           558,903               --         (1,018,696)

 Common stock issued for
   stock subscriptions at
   $1.00 per share                      130,000             130           129,870               --                 --

 Common stock issued  as a
   loan commitment fee at
   $1.75 per share                      125,000             125           218,625               --                 --

 Preproduction coss
   contributed by shareholders               --              --           110,000         (110,000)                --

 Completed preproduction work                --              --                --           44,000                 --


(Continued)


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


 Accrued interest contributed
   by shareholders                           --              --            38,530               --                 --

 Termination of derivatives
   feature of debenturess                    --              --           113,481               --                 --

 Common stock warrants
   issued for services                       --              --            68,555               --                 --

Net loss for the year
  ended September 30, 2005                   --              --                --               --         (1,430,183)
                                   -----------------------------------------------------------------------------------

Balance, September 30, 2005          11,101,946          11,102         1,237,964          (66,000)        (2,448,879)

 Completed preproduction work                --              --                --           66,000                 --

 Fair value of beneficial
   conversion feature of the
   convertible debt                          --              --         1,527,284               --                 --

 Accrued interest contributed
   by shareholders                           --              --            32,006               --                 --

Net loss for the year
  ended September 30, 2006                   --              --                --               --         (1,880,029)
                                   -----------------------------------------------------------------------------------

Balance, September 30, 2006          11,101,946          11,102         2,797,254               --         (4,328,908)

 Accrued interest contributed
   by shareholders                           --              --            32,506               --                 --

 Common stock issued for
   fee on Dec. 31, 2006 @ $0.06         250,000             250            14,750               --                 --

 Fair value of beneficial
   conversion feature of the
   convertible debt                                                        60,000               --                 --

 Conversion of convertible
   debenture into stock on
   January 17, 2007 @ $0.04
   per share.                           108,980             109             4,250               --                 --

 Conversion of convertible
   debenture into stock on
   March 29, 2007 @ $0.0256
   per share.                           113,281             113             2,787               --                 --

 Conversion of convertible
   debenture into stock on
   July 13, 2007 @ $0.016
   per share.                           312,500             313             4,687               --                 --


(Continued)


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


Net loss for the year
  ended September 30, 2007                   --              --                --               --           (813,328)
                                   -----------------------------------------------------------------------------------

Balance, September 30, 2007          11,886,707          11,887         2,916,234               --         (5,142,236)
                                   ===================================================================================


(Continued)


   The accompanying notes are an integral part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                      From Inception of the
                                                                      For the Years Ended             Development Stage on
                                                                         September 30,                  September 14, 1987
                                                             ------------------   ----------------    Through September 30,
                                                                    2007                2006                  2007
                                                             ------------------   ----------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                        $ (813,328)       $(1,880,029)                 (5,142,236)

    Adjustments to reconcile loss to net cash used by
    operating activities:
      Change in fair value of warrant liability                         (7,572)           (33,748)                    (41,320)
      Accrued interest contributed by sharehoulders                     32,506             32,006                     103,042
      Common stock issued for services and fees                         14,750                 --                     345,448
      Common stock warrants granted for services                            --                 --                      75,430
      Depreciation and amortization expense                                 --             38,762                      43,658
      Amortization of marketing expense                                     --             66,000                     110,000
      Contributed services                                                  --                 --                         290
      Amortization of discount on debt                                 553,859            447,939                   1,115,279
    Changes in operating assets and liabilities
      (Increase) Decrease in prepaid expenses                               --             30,438                           -
      Increase (Decrease) in accounts payable and
         accrued expenses                                               85,941            596,260                     647,361
                                                             ------------------   ----------------   -------------------------

         Net cash used in operating activities                        (133,844)          (702,372)                 (2,743,048)
                                                             ------------------   ----------------   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of  property and equipment                                   --                 --                      (4,931)
      Lease deposits                                                       550                 --                           0
       Patent costs                                                         --                 --                     (38,727)
                                                             ------------------   ----------------   -------------------------

         Net cash used in investing activities                             550                 --                     (43,658)
                                                             ------------------   ----------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable - related parties                       22,750             25,200                     398,377
    Proceeds from convertible debentures payable                        60,000            650,593                   1,710,593
    Proceeds from stock subscriptions payable                               --                 --                     130,000
    Repayment of notes payable - related parties                            --            (15,200)                    (20,200)
    Common stock issued for cash                                            --                 --                     405,520
    Fair value of beneficial conversion feature of debt                 60,000                 --                      60,000
    Conversion of convertible debentures to stock                      (12,259)                --                     (12,259)
                                                             ------------------   ----------------   -------------------------

         Net cash provided by financing activities                    130,491            660,593                   2,672,031
                                                             ------------------   ----------------   -------------------------

NET INCREASE (DECREASE) IN CASH                                         (2,803)           (41,779)                   (114,675)

CASH AT BEGINNING OF PERIOD                                              2,803             44,582                          --
                                                             ------------------   ----------------   -------------------------

CASH AT END OF PERIOD                                                      $ -            $ 2,803                  $ (114,675)
                                                             ==================   ================   =========================



The  accompanying  notes are an  integral  part of these financial statements.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Cash paid during the year for:
   Interest                                                 $      -     $      487     $      487
   Income taxes                                             $      -     $        -     $        -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

 Forgiveness of debt by related party                       $      -     $        -     $   30,367
 Common stock warrants granted for services                 $      -     $        -     $   75,430
 Common stock issued for services and fees                  $ 14,750     $        -     $  360,198
 Accrued interest converted to debt                         $      -     $   31,801     $   41,148
 Production costs contributed by shareholders               $      -     $        -     $  111,000
 Issuance of common stock for stock subscription payable    $      -     $        -     $  130,000
 Termination of derivative feature of debentures            $      -     $        -     $  113,418
 Allocation of convertible debt proceeds to beneficial
   conversion feature                                       $ 60,000     $1,527,284     $1,587,284
 Conversion of convertible debentures to common stock       $ 12,259     $        -     $   12,259



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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 (Continued)

h. Income Taxes (continued)

Net deferred tax assets consist of the following components as of September 30, 2007 and 2006:

                                                    2007               2006
                                                ------------      -------------
         Deferred tax assets:
         NOL Carryover                          $  1,310,723      $   1,222,207
         Deferred tax liabilities:
         Valuation allowance                      (1,310,723)        (1,222,207)
                                                ------------      -------------
         Net deferred tax asset                 $          -      $           -
                                                ============      =============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2007 and 2006 due to the following:


                                                    2007               2006
                                                ------------      -------------
         Book Income                            $   (317,198)          (733,212)
         Stock, Discount and Warrants Expense        216,005            164,843
         Other                                        12,677             12,482
         Valuation allowance                          88,516            555,887
                                                ------------      -------------
                                                $          -      $           -
                                                ============      =============


At September 30, 2007, the Company had net operating loss carryforwards of approximately $3,360,000 that may be offset against future taxable income from the year 2003 through 2026. No tax benefit has been reported in the September 30, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

i. Advertising

The Company expenses advertising costs in the period in which they are incurred. Advertising expense was $0 and $66,000 for the 2007 and 2006, respectively.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 (Continued)

j. Patents

Qualifying patent costs totaling $38,728 have been capitalized at September 30, 2005. The patents which have been granted are being amortized over a period of 10 years. Costs associated with patent applications which are pending or are being developed are not being amortized. Amortization expense for the years ended September 30, 2007 and 2006 was $0 and $34,406, respectively.

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

k. Fixed Assets

The Company has no fixed assets. The computer was depreciated over its estimated useful life of 5 years under the straight-line method. Depreciation expense for the years ended September 30, 2007 and 2006 was $0 and $4,356, respectively. In 2006, the Company depreciated the balance of the cost of its computer equipment as it was determined that the equipment's useful life was reduced to zero.

l. Recent Accounting Pronouncements

During the year ended September 30, 2007, the Company adopted the following accounting pronouncements:

                                    ADOPTED:

SFAS NO. 123(R) -- In December 2004, the FASB issued SFAS No.123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of approximately $5,142,000, has a working capital deficiency of approximately $1,063,000, shareholders' deficiency of approximately $2,214,000 at September 30, 2007, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

NOTE 3 - COMMON STOCK (CONTINUED)

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

On December 31, 2006, the Company issued 250,000 shares of its common stock @ $0.06 per share for fee.

On January 17, 2007, the Company issued 108,980 restricted shares of its common stock to a major shareholder at $0.04 per share for debt conversion.

On March 29, 2007, the Company issued 113,281 restricted shares of its common stock to a major shareholder at $0.0256 per share for debt conversion.

On July 13, 2007, the Company issued 312,500 restricted shares of its common stock to a major shareholder at $0.016 per share for debt conversion.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2007, related parties lent the Company $25,200, non-interest bearing.

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

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

Also, the Company allocated the proceeds from the sale of $60,000 of Convertible Notes in December 2006, between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.06, exercise price of warrants of $0.06, risk free interest rate of 4.35%, expected volatility of 219% and expected life of one and one half years. The resulting fair value of the warrants of $23,905 was recorded as a debt discount. The Company also recorded $20,000 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the Convertible Notes. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $60,000. Accordingly, the Company recorded an additional debt discount of $60,000. The total debt discount of $60,000 is being amortized to interest expense over the two year term of the Convertible Notes. The Convertible Notes bear interest at 8% and have a maturity of two years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into 1,200,000 shares of the Company's common stock at the Note Holders' option as described in the agreement. The full principal amount of the Notes is due upon the occurrence of an event of default. The warrants exercisable for a period of three years from the date of issuance and have an exercise price of $0.01 per share. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company's assets.

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

A summary of the Secured Convertible Notes at


          September 30, 2007:

          Convertible secured notes: 8% per annum         $ 1,678,100
            due December 14, 2008, less conversion
            of $12,259
          Convertible secured notes: 8% per annum
            due July 28, 2008                                 180,000
          Discount on debt, net of accumulated
            amortization of $532,551                         (709,869)
                                                          -----------
          Net convertible secured debentures                1,148,231
                                                          -----------


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

                         NANOSCIENCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

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

The creation of the 2005 Stock Option Plans is subject to shareholder approval accordingly, no options have been issued under the plan.

NOTE 8 - SUBSEQUENT EVENTS

On October 11, 2007 the Company received an additional $15,250 promissory note from Cornell Capital Partners, LP.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

             NAME                 AGE                   POSITION
             ----                 ---                   --------

John T. Ruddy                     35               Chief Executive Officer

JAMES H. SCHNEIDER

On March 13, 2007, James H. Schneider resigned as President, Chief Executive Officer and as a member of the Board of Directors of the Company. In addition, on March 13, 2007 Fed J. Griddin also resigned as interim Chief Financial Officer. Subsequent to the foregoing resignations, on March 13, 2007, John T. Ruddy was appointed as the President, Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors of the Company. In connection with such appointment it was agreed that Mr. Ruddy would only work for the Company on a part-time basis and would be paid a salary of $1,000 per month, which could be paid in either cash or common stock of the Company, at the discretion of the Company.

JOHN T. RUDDY

Mr. Ruddy has served as the President, Chief Executive Officer and Chief Financial Officer of Lite King, Inc., since November 2006 and as a member of its Board of Directors since 2004. Mr. Ruddy has also served as the President, Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors of Americana Distribution, Inc. since May 21, 2007. He is also currently a Managing Director for Highgate House, LLC since January, 2006 and has been serving as a Captain at the Jersey City Fire Department since 1995. Mr. Ruddy has also served as a director of Bio-One Corp. from July 2005 until December 2005. Mr. Ruddy earned a B.A. from Rutgers University in 1994.

BOARD COMPOSITION

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of NTI. Reporting Persons are required by SEC regulation to furnish NTI with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended September 30, 2007 all Reporting Persons complied with all applicable filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION

We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors. We paid salaries or other compensation to our officers, directors or employees of $6,000 and $254,000 for the years ended September 30, 2007 and 2006, respectively. For 2007, John Ruddy received $6,000. For 2006, David Rector received $132,000 and David Keenan received $122,000. As of June 30, 2006 all employment agreements were terminated. We expect that our directors will defer any compensation until such time as business and financial conditions warrant. As of the date hereof, no person has accrued any compensation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information, to the best of our knowledge as of September 30, 2007, regarding beneficial ownership of our common stock by:

o each person known to us to own beneficially  more than 5% of our common stock;
o each of the  named  executive  officers;
o each or our  directors;  and
o all executive officers and directors as a group.


                                                  Common Stock     Percentage of
         Name and Address                         Beneficially     Common Stock
         of Beneficial Owner                        Owned (1)           (1)
         -----------------------------------------------------------------------
         Cornell/Highgate House Funds, Ltd.        7,483,500           39.27%
         101 Hudson Street
         Jersey City, NJ 07302

         New York University
         Office of Industrial Liaison
         650 First Avenue, 6th Floor
         New York, NY 10016                        4,812,377           25.25%





Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

(1) Based upon 19,057,707 shares of common stock outstanding on September 30, 2007.

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



ITEM 13. EXHIBITS.

       (a)  Exhibits

            2(1)        Articles of Merger
            3.1(2)      Articles of Incorporation filed as Exhibit to Form 10-SB
            3.2(2)      By-Laws filed as Exhibit to Form 10-SB
            3.3(3)      Nevada Articles of Incorporation
            3(ii)(1)    Amendment to Articles of Incorporation (Nevada)
            3(iii)(1)   Amendment to Articles of Incorporation (Idaho)
            3(iv)(1)    Articles of Dissolution
            3(v)(1)     Nevada By-Laws
            4(2)        Specimen  Stock  Certificate  filed as  Exhibit  to Form
                        10-SB
            10.1(3)     Agreement and Plan of Merger
            10.2(4)     Amended and  Restated  Research and License Agreement
            10.3(4)     Amended  and Restated Stock Purchase  Agreement
            14          The  Code  of  Ethics  was  previously  filed  with  the
                        September 30, 2005 10KSB.
            31.1        Certification of  C.E.O.  Pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002
            31.2        Certification of Principal  Accounting  Officer Pursuant
                        to Section 302 of the Sarbanes-Oxley Act of 2002
            32.1        Certification  of C.E.O.  Pursuant to 18 U.S.C.  Section
                        1350,  as  Adopted   Pursuant  to  Section  906  of  the
                        Sarbanes-Oxley Act of 2002
            32.2        Certification of Principal  Accounting  Officer Pursuant
                        to 18  U.S.C.  Section  1350,  as  Adopted  Pursuant  to
                        Section 906 of the Sarbanes-Oxley Act of 2002
               (1) Incorporated by reference to our annual report on Form 10-KSB filed February 13, 2002
               (2) Incorporated by reference to our registration statement on Form 10-SB, filed May 14, 1999.
               (3) Incorporate by reference to the attachment to our Definitive Proxy Statement, filed December 31, 2001.
               (4) Incorporated by reference to the report filed on Form 8-K Current Notice on November 13, 2003


(b) Reports on Form 8-K. Since September 30, 2005, the Company has filed the following current reports on Form 8-K with the Securities and Exchange
Commission:

Form 8-K dated December 1, 2006 relating to Items 1.02 and 8.01

Form 8-K dated December 5, 2006 relating to Items 4.01 and 9.01

Form 8-K filed December 12, 2006 relating to Items 5.01, 5.02, and 9.01

Form 8-K filed March 19, 2007 relating to Items 1.01, 2.03 and 3.02

Form 8-K filed August 20, 2007 relating to Items 1.01, 2.03, and 5.02

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

                                   AUDIT FEES

Our independent auditors, Moore and Associates, Chartered, were not engaged until after the end of our fiscal year on September 30, 2006. Accordingly no fees have been paid or accrued to them for the year ended September 30, 2006.

The aggregate fees billed by our independent auditors, Moore and Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, 2006, March 31, 2007 and June 30, 2007 were $7,500.

                                    TAX FEES

For the fiscal year ended September 30, 2007, the fee billed by Moore and Associates for tax compliance, tax advice and tax planning was included in their audit fees. For the fiscal year ended September 30, 2006, the aggregate fee billed by RSM McGladrey, Inc. ("RSM") for tax compliance, tax advice and tax planning totaled $-0-.

We do not use RSM for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NANOSCIENCE TECHNOLOGIES, INC.


Dated:   December 27, 2007            By:  /s/  John T. Ruddy
                                           ------------------
                                           John T. Ruddy
                                           President and Chief Executive Officer
                                           (Chief Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.