Form 10QSB
period 2007-12-31
NANOSCIENCE TECHNOLOGIES INC
filed 2008-02-13
CIK 1086417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

COMMISSION FILE NUMBER: 000-26067

NANOSCIENCE TECHNOLOGIES, INC.

(Exact name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0571300
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Hudson Street, Jersey City, N.J. 07302
(Address of Principal Executive Offices)

(201) 985-8300
(Issuer’s telephone number, Including Area Code)

281 Eighth Street, Jersey City NJ 07302
(Former Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2008, the issuer had 19,176,755 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

HEADING		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets - December 31, 2007 (Unaudited) and September 30, 2007	4

	Condensed Statements of Operations (Unaudited) - three months ended December 31, 2007 and 2006 and the period from inception on September 14, 1987 through December 31, 2007	5

	Condensed Statements of Cash Flows (Unaudited) - three months ended December 31, 2007 and 2006 and the period from inception on September 14, 1987 through December 31, 2007	6

	Notes to Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis and Results of Operations	12

Item 3A(T).	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	16

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheet of Nanoscience Technologies, Inc. at December 31, 2007, related condensed statements of operations, and cash flows for the three months ended December 31, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2008.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	DECEMBER 31,	SEPTEMBER 30,
	2007	2007
	(unaudited)
Current assets
Cash	$--	$--
Prepaid Expenses	4,000	--

Total current assets	4,000	--

Total Assets	$4,000	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$782,714	$777,874
Accrued interest	299,912	262,123
Notes payable - related parties	24,250	22,750
Convertible debentures - current portion	15,250	--
Total current liabilities	1,122,126	1,062,747

Warrant liability	874	3,137
Convertible debentures, net	1,302,547	1,148,231
Total Liabilities	2,425,547	2,214,115

Stockholders' deficit
Common stock; $0.001 par value; authorized 100,000,000 shares, 19,176,755 shares issued and 12,005,755 outstanding as at December 31, 2007	12,006	11,887
Additional paid-in capital	2,926,242	2,916,234
Deficit accumulated during the development stage	(5,359,795)	(5,142,236)
Total stockholders' deficit	(2,421,547)	(2,214,115)

Total liabilities and stockholders' deficit	$4,000	$--

The accompanying notes are an integral part of these financial statements.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			From Inception of the
			Development Stage on
	For the Three Months Ended		September 14, 1987
	December 31,	December 31,	Through December 31,
	2007	2006	2007

REVENUES	$--	$--	$--

OPERATING EXPENSES
General and administrative	15,989	9,278	2,234,184
Research and development	--	--	1,293,038
Licensing fees	--	--	96,248
TOTAL OPERATING EXPENSES	15,989	9,278	3,623,470

LOSS FROM OPERATIONS	(15,989)	(9,278)	(3,623,470)

OTHER INCOME (EXPENSES)
Other income	2,263	29,195	88,642
Interest expense	(203,832)	(186,571)	(1,824,963)
TOTAL OTHER INCOME (EXPENSES)	(201,569)	(157,376)	(1,736,321)

NET LOSS	$(217,558)	$(166,654)	$(5,359,791)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,005,755	11,101,946

The accompanying notes are an integral part of these financial statements.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception of the
			Development Stage on
	For the Three Months Ended		September 14, 1987
	December 31,		Through September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(217,558)	$(166,654)	(5,359,794)

Adjustments to reconcile loss to net cash used by operating activities:
Change in fair value of warrant liability	(2,263)	(4,938)	(43,583)
Accrued interest contributed by shareholders	8,127	8,127	111,169
Common stock issued for services and fees	--	--	345,448
Common stock warrants granted for services	--	--	75,430
Depreciation and amortization expense	--	--	43,658
Amortization of marketing expense	--	--	110,000
Contributed services	--	--	290
Amortization of discount on debt	158,315	142,139	1,273,594
Changes in operating assets and liabilities
(Increase) Decrease in prepaid expenses	(4,000)	--	(4,000)
Increase (Decrease) in accounts payable and accrued expenses	44,129	(41,066)	691,490

Net cash used in operating activities	(13,250)	(62,392)	(2,756,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	--	(4,931)
Patent costs	--	--	(38,727)

Net cash used in investing activities	--	--	(43,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	--	--	398,377
Proceeds from convertible debentures payable	13,250	60,000	1,723,843
Proceeds from stock subscriptions payable	--	--	130,000
Repayment of notes payable - related parties	--	--	(20,200)
Common stock issued for cash	--	--	405,520
Fair value of beneficial conversion feature of debt	--	--	60,000
Conversion of convertible debentures to stock	--	--	(12,259)

Net cash provided by financing activities	13,250	60,000	2,685,281

NET INCREASE (DECREASE) IN CASH	--	(2,392)	(114,675)

CASH AT BEGINNING OF PERIOD	--	2,803	--

CASH AT END OF PERIOD	$--	$411	$(114,675)

The accompanying notes are an integral part of these financial statements.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$--	$--	$487
Income taxes	$--	$--	$--

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Forgiveness of debt by related party	$--	$--	$30,367
Common stock warrants granted for services	$--	$15,000	$75,430
Common stock issued for services and fees	$--	$--	$360,198
Accrued interest converted to debt	$--	$--	$41,148
Production costs contributed by shareholders	$--	$--	$111,000
Issuance of common stock for stock subscription payable	$--	$--	$130,000
Termination of derivative feature of debentures	$--	$--	$113,418
Allocation of convertible debt proceeds to beneficial conversion feature	$--	$--	$1,587,284
Conversion of convertible debentures to common stock	$2,000	$--	$14,259

The accompanying notes are an integral part of these financial statements.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the periods ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of approximately $5,460,000 at December 31, 2007, which raises substantial doubt about the Company's ability to continue as a going concern. The Company ceased operations on December 1, 2006 and is considered to be a public shell.

Management’s plan is to merge with an operating company.

NOTE 3 - EQUITY ACTIVITY

2005 STOCK OPTION PLAN

The Company has made available an aggregate of 1,100,000 shares of its common stock for issuance to employees upon the exercise of options granted under the 2005 Stock Option Plan (the “Plan”). The purchase price per share deliverable upon the exercise of each option shall be 100% of the Fair Market Value per share on the date the option is granted. For purposes of the Plan, Fair Market Value (“Fair Market Value”) shall be the closing sales price as reported on the Nasdaq National Market or such other national securities exchange, inter-dealer quotation system or electronic bulletin board or over the counter market as the Company's Common Stock shall then be traded on the date in question, or, if the shares shall not have traded on such date, the closing sales price on the first date prior thereto on which the shares were so traded.

Options may be exercised only upon payment of the purchase price thereof in full. Such payment shall be made in cash or, unless otherwise determined by the Board, in shares, which shall have a Fair Market Value at least equal to the aggregate exercise price of the shares being purchased, or a combination of cash and shares.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 3 - EQUITY ACTIVITY (Continued)

2005 STOCK OPTION PLAN FOR INDEPENDENT AND NON-EMPLOYEE DIRECTORS

The Company has made available an aggregate of 500,000 shares of its common stock for issuance upon the exercise of options granted under the 2005 Stock Option Plan for Independent and Non-Employee Directors.

Options may be exercised only upon payment of the purchase price thereof in full. Such payment shall be made in cash or, unless otherwise determined by the Board, in shares, which shall have a Fair Market Value at least equal to the aggregate exercise price of the shares being purchased, or a combination of cash and shares.

The creation of the 2005 Stock Option Plans is subject to shareholder approval accordingly. No options have been issued under the plan.

In December 2006, the Company issued 250,000 shares of common stock and 500,000 options to a consultant for arranging financing for the Company. The shares were valued at the fair value of the services performed of $15,000. The options were valued at fair value using the Black-Scholes pricing model at $23,905.

DEBT CONVERTED TO EQUITY

In January 2007, the Company issued 108,980 shares of common stock upon the conversion of $4,359 of debt. In March 2007, the Company issued 113,281 shares of common stock upon the conversion of $2,900 of debt. In July 2007, the Company issued 312,500 shares of common stock upon the conversion of $5,000 of debt. In November, 2007, the Company issued 119,048 shares of common stock upon the conversion of $2,000 of debt.

NOTE 4- RELATED PARTY TRANSACTIONS

As of December 31, 2007, related parties had loaned the Company $325,060. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders.

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

On April 28, 2005, $500,000 of convertible debentures along with $9,247 of accrued interest were exchanged for amended convertible debentures having a fixed conversion price of $1.20 at a time when the market value of the Company's common stock was $1.15 per share of common stock. Accordingly, there was no beneficial conversion amount related to these amended convertible debentures. All other terms and conditions of the amended convertible debentures remained substantially the same as the original convertible debentures with the three-year term recommencing on April 28, 2005.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

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

On December 14, 2005, $1,009,347 of convertible debentures along with $31,801 of accrued interest were exchanged for a new Securities Purchase Agreement with the same investors ("Note Holders") including new net proceeds of $530,593 for $1,690,359 of Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 100,000 shares of common stock. The Convertible Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into 7,171,000 shares of the Company's common stock at the Note Holders' option as described in the agreement. The full principal amount of the Notes is due upon the occurrence of an event of default. The warrants are exercisable for a period of three years from the date of issuance and have an exercise price of $0.01 per share. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company's assets.

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

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 6 - SIGNIFICANT EVENTS (Continued)

CONVERTIBLE DEBENTURES (Continued)

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

On October 11, 2007 the Company issued $15,250 in convertible debentures which were convertible into shares of the Company’s common stock at the holder’s option any time and from time to time, after the Original Issue Date. The Convertible Notes bear interest at The Wall Street Journal Prime Rate, plus two and one-quarter percent (2.25%) (“Interest Rate”), and have a maturity date of six months, maturing on April 11, 2008.

A summary of the Secured Convertible Notes at December 31, 2007:

Convertible secured notes: 8% per annum due December 14, 2008	$1,690,359
Convertible secured notes: 8% per annum due July 28, 2008	180,000
Convertible secured notes: Wall Street Journal
Prime rate plus 2.25% per annum
Due April 11, 2008	15,250
Less: conversion into common stock	(14,259)
Discount on debt, net of accumulated amortization of	(553,553)
Net convertible secured debentures	$1,317,797

Pursuant to the terms of a registration rights agreement entered into with the Note Holders, the Company is obligated to register for resale, within a defined time period, the shares underlying the warrants that were issued to the Note Holders under the Securities Act of 1933, as amended. The terms of the registration rights agreement provide that in the event that the registration statement does not become effective within 90 days after the date filed, the Company is required to pay to the Note Holders as liquidated damages, an amount equal to 2% per month of the outstanding principal amount of the Convertible Notes. At the time of this filing, the Company is in default on all its convertible notes. However, no formal legal notice has been received from the note holders.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 6 - SIGNIFICANT EVENTS (Continued)

CONVERTIBLE DEBENTURES (Continued)

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," the fair value of the warrants amounting to $45,457 was recorded as a liability on the closing date of December 14, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 185% and expected life of 2.96 years. The decrease in the fair market value of the warrants from $44,457 to $3,287 resulted in non-cash other income of $41,170 as at September 30, 2007. For the period ended December 31, 2007 the fair market value of the warrants decreased to $874, resulting in non-cash other income of $2,263. Upon the Company meeting its obligations to register the securities, the fair value of the warrants on that date will be reclassified to equity.

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

PLAN OF OPERATION

CESSATION OF OPERATIONS

As disclosed previously in our September 30, 2007 Form 10-KSB, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. At the date hereof, our liabilities exceeded our assets by approximately $2,422,000. We recorded no revenues during the three months ended December 31, 2007.

We have expended efforts to secure additional capital from both our principal creditor and other third parties, but such efforts have been unsuccessful. Currently, we have a severe working capital deficiency.

We were a party to an Amended and Restated Research and License Agreement, dated September 12, 2003, (the "License Agreement") with New York University ("NYU") that was further amended on November 11, 2003. The License Agreement was terminated in October, 2007.

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

As of the date hereof, we have one part-time employee as our President, C.E.O. and C.F.O.. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations.

RESULTS OF OPERATIONS

Operations.For the three month period ended December 31, 2007, we did not have any revenues and incurred a net loss of approximately $218,000 compared to a loss of approximately $167,000 for the three month period ended December 31, 2006. The increase of $51,000 or 31% was due to interest expense.

General & Administrative. For the three month period ended we expended approximately $16,000 compared to approximately $9,300 for the same period in 2006. The increase of $6,700 or 72% was due to higher professional fees.

Interest Expense. Our interest expense was approximately $204,000 for the three months ended December 31, 2007 as compared to approximately $187,000 for the three months ended December 31, 2006. The increase of $17,000 or 9% was due to an increase in debt.

Other Income.The $2,263 other income during the three month period ended December 31, 2007 was due to the warrant volatility calculation, which was substantially lower than the $29,195 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of approximately $218,000 for the three months ended December 31, 2007. The Company has no cash on hand as of December 31, 2007. The Company’s current liabilities exceeded our current assets by approximately $1,122,000 as of December 31, 2007.

Presently, we intend to attempt to raise funds for operating expenses and to fulfill our funding requirements from the sale of shares of our convertible debt. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

We have accumulated approximately $3,428,000 of net operating loss carryforwards as of December 31, 2007, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2006 or the nine month period ended June 30, 2007 or the year ended September 30, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

ITEM 3A(T). CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes In Internal Controls

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

The following unregistered securities have been issued since October 1st, 2006:

	Valued
Date	No. of Shares	Title	At	Reason
December 29, 2006	250,000	Common	$0.06	Services
January 17, 2007	108,980	Common	$0.04	Debt conversion
March 28, 2007	113,281	Common	$0.03	Debt conversion
July 13, 2007	312,500	Common	$0.016	Debt conversion
Nov. 14, 2007	119,048	Common	$0.0168	Debt conversion

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At the time of this filing, the Company is in default on all its convertible notes. However, no formal legal notice has been received from the note holders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is not applicable.

ITEM 5. OTHER INFORMATION

This Item is not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 2350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSCIENCE TECHNOLOGIES, INC.

Date: February 13, 2008	By:	/S/ JOHN T. RUDDY
JOHN T. RUDDY
President, C.E.O., Chief Financial Officer and Director