Form 10QSB/A
period 2007-12-31
NANOSCIENCE TECHNOLOGIES INC
filed 2008-05-14
CIK 1086417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
      Yes [X ]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 31, 2008, the issuer had 19,176,755 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

TABLE OF CONTENTS

HEADING		PAGE
-----------------		-----------
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Balance Sheets – December 31, 2007 (Unaudited) and September 30, 2007	4

	Condensed Statements of Operations (Unaudited) - three months ended December 31,
	2007 and 2006 and the period from inception on September 14, 1987 through
	December 31, 2007	5

	Condensed Statements of Cash Flows (Unaudited) - three months ended December 31, 2007
	and 2006 and the period from inception on September 14, 1987 through
	December 31, 2007	6

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis and Results of Operations	12

Item 3A(T).	Controls and Procedures	15

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	16

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
19,176,755 shares issued and outstanding as at
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

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception of the
			Development Stage on
	For the Three Months Ended		September 14, 1987
	December 31,		Through September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(217,558)	$(166,654)	(5,359,794)

Adjustments to reconcile loss to net cash used by
operating activities:
Change in fair value of warrant liability	(2,263)	(4,938)	(43,583)
Accrued interest contributed by sharehoulders	8,127	8,127	111,169
Common stock issued for services and fees	--	--	345,448
Common stock warrants granted for services	--	--	75,430
Depreciation and amortization expense	--	--	43,658
Amortization of marketing expense	--	--	110,000
Contributed services	--	--	290
Amortization of discount on debt	158,315	142,139	1,273,594
Changes in operating assets and liabilities
(Increase) Decrease in prepaid expenses	(4,000)	--	(4,000)
Increase (Decrease) in accounts payable and
accrued expenses	44,129	(41,066)	691,490

Net cash used in operating activities	(13,250)	(62,392)	(2,756,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	--	(4,931)
Patent costs	--	--	(38,727)

Net cash used in investing activities	--	--	(43,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	--	--	398,377
Proceeds from convertible debentures payable	13,250	60,000	1,723,843
Proceeds from stock subscriptions payable	--	--	130,000
Repayment of notes payable - related parties	--	--	(20,200)
Common stock issued for cash	--	--	405,520
Fair value of beneficial conversion feature of debt	--	--	60,000
Conversion of convertible debentures to stock	--	--	(12,259)

Net cash provided by financing activities	13,250	60,000	2,685,281

NET INCREASE (DECREASE) IN CASH	--	(2,392)	(114,675)

CASH AT BEGINNING OF PERIOD	--	2,803	--

CASH AT END OF PERIOD	$--	$411	$(114,675)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2007 audited financial statements. The results of operations for the periods ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of approximately $5,460,000 at December 31, 2007, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company ceased operations on December 1, 2006 and is considered to be a public shell.

Management’s plan is to merge with an operating company.

NOTE 3 - EQUITY ACTIVITY

2005 STOCK OPTION PLAN

The Company has made available an aggregate of 1,100,000 shares of its common stock for issuance to employees upon the exercise of options granted under the 2005 Stock Option Plan (the “Plan”). The purchase price per share deliverable upon the exercise of each option shall be 100% of the Fair Market Value per share on the date the option is granted. For purposes of the Plan, Fair Market Value (“Fair Market Value”) shall be the closing sales price as reported on the Nasdaq National Market or such other national securities exchange, inter-dealer quotation system or electronic bulletin board or over the counter market as the Company’s Common Stock shall then be traded on the date in question, or, if the shares shall not have traded on such date, the closing sales price on the first date prior thereto on which the shares were so traded.

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

NOTE 5 - SIGNIFICANT EVENTS

CONVERTIBLE DEBENTURES

On December 13, 2004, the Company entered into a Securities Purchase Agreement with Highgate House, LP and Montgomery Equity Partners, LP, each a Delaware limited partnership. Pursuant to the Agreement, the Company issued $500,000 in convertible debentures dated December 13, 2004. The debentures were convertible into shares of the Company’s common stock at the holder’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures were secured by the assets of the Company. The debentures had a three-year term and accrued interest at 5% per year. At maturity, the outstanding principal and accrued and unpaid interest under the debentures are, at the Company’s option, to be either repaid by the Company in cash or converted into shares of common stock. In addition, the related Securities Purchase Agreement requires the Company to register the underlying shares of common stock with the US Securities and Exchange Commission.

On April 28, 2005, $500,000 of convertible debentures along with $9,247 of accrued interest were exchanged for amended convertible debentures having a fixed conversion price of $1.20 at a time when the market value of the Company’s common stock was $1.15 per share of common stock. Accordingly, there was no beneficial conversion amount related to these amended convertible debentures. All other terms and conditions of the amended convertible debentures remained substantially the same as the original convertible debentures with the three-year term recommencing on April 28, 2005.

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

On December 14, 2005, $1,009,347 of convertible debentures along with $31,801 of accrued interest were exchanged for a new Securities Purchase Agreement with the same investors (“Note Holders”) including new net proceeds of $530,593 for $1,690,359 of Secured Convertible Notes (the “Convertible Notes”) and warrants to purchase up to 100,000 shares of common stock. The Convertible Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into 7,171,000 shares of the Company’s common stock at the Note Holders’ option as described in the agreement. The full principal amount of the Notes is due upon the occurrence of an event of default. The warrants are exercisable for a period of three years from the date of issuance and have an exercise price of $0.01 per share. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company’s assets.

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

Similarly, the Company allocated the proceeds from the sale of $120,000 of Convertible Notes on July 28, 2006, between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.17, exercise price of warrants of $0.20, risk free interest rate of 3.5%, expected volatility of 106% and expected life of two years. The resulting fair value of the warrants of $44,457 was recorded as a debt discount. The Company also recorded $20,000 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the Convertible Notes. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $100,000. Accordingly, the Company recorded

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(unaudited)

NOTE 6 - SIGNIFICANT EVENTS (Continued)

CONVERTIBLE DEBENTURES (Continued)

an additional debt discount of $100,000. The total debt discount of $120,000 is being amortized to interest expense over the two year term of the Convertible Notes. The Convertible Notes bear interest at 8% and have a maturity date of two years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into 1,200,000 shares of the Company’s common stock at the Note Holders’ option as described in the agreement. The full principal amount of the Notes is due upon the occurrence of an event of default. The warrants are exercisable for a period of three years from the date of issuance and have an exercise price of $0.01 per share. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company’s assets.

Also, the Company allocated the proceeds from the sale of $60,000 of Convertible Notes in December 2006, between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.06, exercise price of warrants of $0.06, risk free interest rate of 4.35%, expected volatility of 219% and expected life of one and one half years. The resulting fair value of the warrants of $23,905 was recorded as a debt discount. The Company also recorded $20,000 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the Convertible Notes. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $60,000. Accordingly, the Company recorded an additional debt discount of $60,000. The total debt discount of $60,000 is being amortized to interest expense over the two year term of the Convertible Notes. The Convertible Notes bear interest at 8% and have a maturity date of two years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into 1,200,000 shares of the Company’s common stock at the Note Holders’ option as described in the agreement. The full principal amount of the Notes is due upon the occurrence of an event of default. The warrants are exercisable for a period of three years from the date of issuance and have an exercise price of $0.01 per share. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company’s assets.

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

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(unaudited)

NOTE 6 - SIGNIFICANT EVENTS (Continued)

CONVERTIBLE DEBENTURES (Continued)

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Common Stock,” the fair value of the warrants amounting to $45,457 was recorded as a liability on the closing date of December 14, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 185% and expected life of 2.96 years. The decrease in the fair market value of the warrants from $44,457 to $3,287 resulted in non-cash other income of $41,170 as at September 30, 2007. For the period ended December 31, 2007 the fair market value of the warrants decreased to $874, resulting in non-cash other income of $2,263. Upon the Company meeting its obligations to register the securities, the fair value of the warrants on that date will be reclassified to equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.

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

We were a party to an Amended and Restated Research and License Agreement, dated September 12, 2003, (the “License Agreement”) with New York University (“NYU”) that was further amended on November 11, 2003. The License Agreement was terminated in October, 2007.

Accordingly, we determined on December 1, 2006 to cease operations immediately and, at the request of such creditor appointed a director designated by such creditor to our Board of Directors. Immediately following such appointment, our existing directors resigned effective immediately and terminated their association with us.

SHELL COMPANY STATUS

As a result of our cessation of operations and the termination of the License Agreement, we became a “blank check” or “shell company” whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. However, if we intend to facilitate the eventual creation of a public trading market in our outstanding securities, we must consider that our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell our securities and also may affect the ability of holders of our securities to sell their securities in any market that might develop therefor.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Because our securities are “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

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

RESULTS OF OPERATIONS

Operations. For the three month period ended December 31, 2007, we did not have any revenues and incurred a net loss of approximately $218,000 compared to a loss of approximately $167,000 for the three month period ended December 31, 2006. The increase of $51,000 or 31% was due to interest expense.

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

Other Income. The $2,263 other income during the three month period ended December 31, 2007 was due to the warrant volatility calculation, which was substantially lower than the $29,195 for the same period last year.

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

     Disclosure Controls and Procedures Over Financial Reporting

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     Changes In Internal Controls

      There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Officer Pursuant to 18 U.S.C., Section 1350, as
Adopted Pursuant to Section 906 of
The Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSCIENCE TECHNOLOGIES, INC.

May 13, 2008	/s/ John T. Ruddy
President, Chief Executive Officer,
Principal Executive Officer, Chief Financial
Officer, Principal Financial and Accounting
Officer and Director