Form 10QSB
period 2008-03-31
NANOSCIENCE TECHNOLOGIES INC
filed 2008-05-14
CIK 1086417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
      Yes [X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 17, 2008, the issuer had 19,176,755 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
HEADING		PAGE

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets – March 31, 2008 (Unaudited) and September 30, 2007	4

	Condensed Statements of Operations (Unaudited) - six months ended March 31,
	2008 and 2007 and the period from inception on September 14, 1987 through
	March 31, 2008	5

	Condensed Statements of Cash Flows (Unaudited) – six months ended March 31, 2008
	and 2007 and the period from inception on September 14, 1987 through
	March 31, 2008	6

	Notes to Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis and Results of Operations	12

Item 3A(T).	Controls and Procedures	15

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	16

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheet of Nanoscience Technologies, Inc. at March 31, 2008, related condensed statements of operations, and cash flows for the six months ended March 31, 2008 and 2007 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2008.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	MARCH 31,	SEPTEMBER 30,
	2008	2007
	(unaudited)
Current assets
Cash	$--	$--
Prepaid Expenses	7,000	--

Total current assets	7,000	--

Total Assets	$7,000	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$771,869	$777,874
Accrued interest	337,356	262,123
Notes payable - related parties	22,750	22,750
Convertible debentures - current portion	52,071	--
Total current liabilities	1,184,046	1,062,747

Warrant liability	97	3,137
Convertible debentures, net	1,457,164	1,148,231
Total Liabilities	2,641,307	2,214,115

Stockholders' deficit
Common stock; $0.001 par value; authorized 100,000,000 shares,
19,176,755 shares issued and outstanding as at March 31, 2008	12,006	11,887
Additional paid-in capital	2,934,368	2,916,234
Deficit accumulated during the development stage	(5,580,681)	(5,142,236)
Total stockholders' deficit	(2,634,307)	(2,214,115)

Total liabilities and stockholders' deficit	$7,000	$--

The accompanying notes are an integral part of these financial statements.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					From Inception of the
					Development Stage on
	For the Three Months Ended		For the Six Months Ended		September 14, 1987
	March 31,		March 31,		Through March 31,
	2008	2007	2008	2007	2008

REVENUES	$--	$--	$--	$--	$--

OPERATING EXPENSES
General and administrative	20,682	21,489	36,671	30,767	2,254,866
Research and development	--	--	--	--	1,293,042
Licensing fees	--	--	--	--	96,248
TOTAL OPERATING EXPENSES	20,682	21,489	36,671	30,767	3,644,156

LOSS FROM OPERATIONS	(20,682)	(21,489)	(36,671)	(30,767)	(3,644,156)

OTHER INCOME (EXPENSES)
Other income	777	1,966	3,040	31,161	89,419
Interest expense	(200,981)	(184,111)	(404,814)	(370,682)	(2,025,944)
TOTAL OTHER INCOME (EXPENSES)	(200,204)	(182,145)	(401,774)	(339,521)	(1,936,525)

NET LOSS	$(220,886)	$(203,634)	$(438,445)	$(370,288)	$(5,580,681)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	19,176,755	11,463,077	19,176,755	11,338,077

The accompanying notes are an integral part of these financial statements.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception of the
			Development Stage on
	For the Six Months Ended		September 14, 1987
	March 31,		Through March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(438,445)	$(370,288)	(5,798,239)

Adjustments to reconcile loss to net cash used by
operating activities:
Change in fair value of warrant liability	(3,040)	(6,904)	(46,623)
Accrued interest contributed by sharehoulders	16,253	16,253	127,422
Common stock issued for services and fees	--	--	345,448
Common stock warrants granted for services	--	--	75,430
Depreciation and amortization expense	--	--	43,658
Amortization of marketing expense	--	--	110,000
Contributed services	--	--	290
Amortization of discount on debt	308,932	281,195	1,582,526
Changes in operating assets and liabilities
(Increase) Decrease in prepaid expenses	(7,000)	--	(11,000)
Increase (Decrease) in accounts payable and
accrued expenses	71,229	9,941	762,719

Net cash used in operating activities	(52,071)	(69,803)	(2,808,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	--	(4,931)
Patent costs	--	--	(38,727)

Net cash used in investing activities	--	--	(43,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	--	7,000	398,377
Proceeds from convertible debentures payable	52,071	60,000	1,775,914
Proceeds from stock subscriptions payable	--	--	130,000
Repayment of notes payable - related parties	--	--	(20,200)
Common stock issued for cash	--	--	405,520
Fair value of beneficial conversion feature of debt	--	--	60,000
Conversion of convertible debentures to stock	--	--	(12,259)

Net cash provided by financing activities	52,071	67,000	2,737,352

NET INCREASE (DECREASE) IN CASH	--	(2,803)	(114,675)

CASH AT BEGINNING OF PERIOD	--	2,803	--

CASH AT END OF PERIOD	$--	$--	$(114,675)

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

The accompanying notes are an integral part of these financial statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of approximately $5,580,681 at March 31, 2008, which raises substantial doubt about the Company's ability to continue as a going concern. The Company ceased operations on December 1, 2006 and is considered to be a public shell.

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

NOTE 4- RELATED PARTY TRANSACTIONS

As of March 31, 2008, related parties had loaned the Company $325,060. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders.

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

On March 24, 2008 the Company issued $36,821 in convertible debentures which were convertible into shares of the Company’s common stock at the holder’s option, in whole or in part at any time and from time to time, after the Original Issue Date. The Convertible Notes bear interest at 14%, and have a maturity date on or before December 31, 2008. The conversion price in effect on any Conversion Date shall be, at the sole option of the Holder, equal to either (a) $0.009 (the “Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest Volume Weighted Average Price (‘VWAP”) of the Common Stock during the thirty (30) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (the “Market Conversion Price”). The Fixed Conversion Price and the Market Conversion Price are collectively referred to as the “Conversion Price”.

A summary of the Secured Convertible Notes at March 31, 2008:

Convertible secured notes: 8% per annum
due December 14, 2008	$1,690,359
Convertible secured notes: 8% per annum
due July 28, 2008	180,000
Convertible secured notes: Wall Street Journal
Prime rate plus 2.25% per annum
Due April 11, 2008	15,250
Convertible secured notes: 14% per annum
Due December 17, 2008	36,821
Less: conversion into common stock	(14,259)
Discount on debt, net of accumulated
amortization of	(398,936)

Net convertible secured debentures	$1,509,2355

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

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(unaudited)

NOTE 6 - SIGNIFICANT EVENTS (Continued)

CONVERTIBLE DEBENTURES (Continued)

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," the fair value of the warrants amounting to $45,457 was recorded as a liability on the closing date of December 14, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 185% and expected life of 2.96 years. The decrease in the fair market value of the warrants from $44,457 to $3,137 resulted in non-cash other income of $41,320 as at September 30, 2007. For the period ended March 31, 2008 the fair market value of the warrants decreased to $97, resulting in non-cash other income of $3,040. Upon the Company meeting its obligations to register the securities, the fair value of the warrants on that date will be reclassified to equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

•   our ability to meet our cash and working capital needs;

•   our ability to maintain our corporate existence as a viable entity; and

•   other risks detailed in our periodic report filings with the SEC.

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

PLAN OF OPERATION

CESSATION OF OPERATIONS

As disclosed previously in our September 30, 2007 Form 10-KSB, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. At the date hereof, our liabilities exceeded our assets by approximately $2,634,300. We recorded no revenues during the six months ended March 31, 2008.

We have expended efforts to secure additional capital from both our principal creditor and other third parties, but such efforts have been unsuccessful. Currently, we have a severe working capital deficiency of $1,177,046.

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

As of the date hereof, we have one part-time employee as our President, C.E.O. and C.F.O We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations.

RESULTS OF OPERATIONS

The Company had a history of losses and ceased operations in December 2006.

Results of Operations For the Three Months Ended March 31, 2008, As Compared To the Three Months Ended March 31, 2007.

Operations. For the three month period ended March 31, 2008, we did not have any revenues and incurred a net loss of approximately $221,000 compared to a loss of approximately $204,000 for the three month period ended March 31, 2007. The increase of $17,000 or 8% was due to interest expense.

General & Administrative. For the three month period ended we expended approximately $20,700 compared to approximately $21,500 for the same period in 2007. The decrease of $800 or 4% was due to lower professional fees.

Interest Expense. Our interest expense was approximately $201,000 for the three months ended March 31, 2008 as compared to approximately $184,000 for the three months ended March 31, 2007. The increase of $17,000 or 9% was due to an increase in debt.

Other Income. The approximately $800 other income during the three month period ended March 31, 2008 was due to the warrant volatility calculation, which was lower than the $2,000 for the same period last year.

Results of Operations For the Six Months Ended March 31, 2008, As Compared To the Six Months Ended March 31, 2007.

Operations. For the six month period ended March 31, 2008, we did not have any revenues and incurred a net loss of approximately $438,000 compared to a loss of approximately $370,000 for the six month period ended March 31, 2007. The increase of $68,000 or 18% was due to higher professional fees and interest expense.

General & Administrative. For the six month period ended we expended approximately $37,000 compared to approximately $31,000 for the same period in 2007. The increase of $6,000 or 19% was due to higher professional fees.

Interest Expense. Our interest expense was approximately $405,000 for the six months ended March 31, 2008 as compared to approximately $371,000 for the six months ended March 31, 2007. The increase of $34,000 or 9% was due to an increase in debt.

Other Income. The approximately $3,000 other income during the six month period ended March 31, 2008 was due to the warrant volatility calculation, which was substantially lower than the $31,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of approximately $438,400 for the six months ended March 31, 2008. The Company has no cash on hand as of March 31, 2008. The Company’s current liabilities exceeded our current assets by approximately $1,177,000 as of March 31, 2008.

Presently, we intend to attempt to raise funds for operating expenses and to fulfill our funding requirements from the sale of shares of our common stock or the issuance of convertible debt. If we are unable sell sufficient shares to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

NET OPERATING LOSS

We have accumulated approximately $3,428,000 of net operating loss carryforwards as of March 31, 2008, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2006 or the nine month period ended June 30, 2007 or the year ended September 30, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

ITEM 3A(T). CONTROLS AND PROCEDURES.

      Disclosure Controls and Procedures Over Financial Reporting

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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