Form 10KSB/A
period 2007-09-30
NANOSCIENCE TECHNOLOGIES INC
filed 2008-08-11
CIK 1086417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________

FORM 10-KSB/A

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number: 000-26067

NANOSCIENCE TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	87-0571300
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Hudson Street, Jersey City, N.J. 07302 (Address of principal executive offices, Zip code)

(201) 985-8300
(Issuer’s telephone number)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Securities registered pursuant to Section 12(b) of the Exchange Act: Common

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [   ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[X] Yes [   ] No

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days: $135,237 as of December 17, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 17, 2007, 11,886,755 shares of common stock, par value $0.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format: [   ] Yes [X] No

EXPLANATORY NOTE

     We are filing this Form 10-KSB/A (“Amendment No. 1”) to amend our Annual Report on Form 10-KSB for the year ended September 30, 2007 (the “Original Report”) to, among other things, revise the table of security ownership of certain beneficial owners and management in Item 11 of Part III of the Original Report and the list of exhibits in Item 13 of Part III of the Original Report. This Amendment No. 1 continues to speak as of the date of the Original Report. We have not updated the disclosures contained therein to reflect any events that have occurred on a date subsequent to the date of the Original Report.

PART III

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information, to the best of our knowledge as of September 30, 2007, regarding beneficial ownership of our common stock by:

  each person known to us to own beneficially more than 5% of our common stock;
  each of the named executive officers;
  each or our directors; and
  all executive officers and directors as a group.
	Common Stock	Percentage of
Name and Address	Beneficially	Common Stock
of Beneficial Owner	Owned(1)	(1)

John T. Ruddy (2)
101 Hudson Street
Jersey City, NJ 07302	0	0.00%

All executive officers and
directors as a group.	0	0.00%

New York University
Office of Industrial Liaison
650 First Avenue, 6th Floor
New York, NY 10016	4,812,377	40.49%

Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 11,886,707 shares of common stock outstanding on September 30, 2007.

(2)	Chief Executive Officer and Director

Item 13.	Exhibits
(a) Exhibits.

Exhibit No.
2(1)	Articles of Merger
3.1(2)	Articles of Incorporation
3.2(2)	By-Laws
3.3(3)	Nevada Articles of Incorporation
3(ii)(1)	Amendment to Articles of Incorporation (Nevada)
3(iii)(1)	Amendment to Articles of Incorporation (Idaho)

Exhibit No.
3(iv)(1)	Articles of Dissolution
3(v)(1)	Nevada By-Laws
4.1(2)	Specimen Stock Certificate
4.2(3)	Warrant registered in the name of Highgate House Funds, Ltd. dated December 14, 2005 to purchase 100,000 shares of common stock
4.3(3)	8% Secured Convertible Debenture in favor of Highgate House Funds, Ltd.
4.4(3)	8% Secured Convertible Debenture in favor of Highgate House Funds, Ltd.
4.5(4)	8% Secured Convertible Debenture in favor of Cornell Capital Partners, Ltd.
4.6(4)	Warrant registered in the name of Cornell Capital Partners, Ltd. dated July 28, 2006 to purchase 1,000,000 shares of common stock
4.7(5)	Warrant registered in the name of Cornell Capital Partners, LP dated December 19, 2006 to purchase 500,000 shares of common stock
10.1(6)	Agreement and Plan of Merger
10.2(7)	Amended and Restated Stock Purchase Agreement
10.3(3)	Securities Purchase Agreement dated as of December 14, 2005 by and between Registrant and Highgate House Funds, Ltd.
10.4(3)	Amended and Restated Security Agreement dated as of December 14, 2005 by and between Registrant and Highgate House Funds, Ltd.
10.5(3)	Investor Registration Rights Agreement dated as of December 14, 2005 by and between Registrant and Highgate House Funds, Ltd.
10.6(3)	Escrow Agreement dated as of December 14, 2005 by and among Registrant, Highgate House Funds, Ltd. and Gottbetter & Partners, LLP, as Escrow Agent.
10.7(3)	Escrow Shares Escrow Agreement dated as of December 14, 2005 by and among Registrant, Highgate House Funds, Ltd. and Gottbetter & Partners, LLP, as Escrow Agent
10.8(3)	Irrevocable Transfer Agent Instructions dated as of December 14, 2005 by and between Registrant and Interstate Transfer Trust.
10.9(4)	Securities Purchase Agreement dated as of July 28, 2006 by and between Registrant and Cornell Capital Partners, Ltd.
10.10(4)	Security Agreement dated as of July 28, 2006 by and between Registrant and Cornell Capital Partners, Ltd.
10.11(4)	Investor Registration Rights Agreement dated as of July 28, 2006 by and between Registrant and Cornell Capital Partners, Ltd.
10.12(4)	Irrevocable Transfer Agent Instructions dated as of July 28, 2006 by and among Registrant, Cornell Capital Partners, Ltd. and Interstate Transfer

Exhibit No.
10.13(4)	Letter Agreement by and among Registrant, Highgate House Funds, Ltd. and Montgomery Equity Partners, Ltd.
10.14(5)	Amendment No. 1 to Convertible Debenture and Securities Purchase Agreement, dated December 19, 2006 by and between Nanoscience Technologies, Inc. and Cornell Capital Partners, LP
14(8)	The Code of Ethics was previously filed with the September 30, 2005 Form 10KSB
31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(1) Incorporated by reference to our annual report on Form 10-KSB filed February 13, 2002
(2) Incorporated by reference to our registration statement on Form 10-SB, filed May 14, 1999.
(3) Incorporated by reference to the report filed on Form 8-K on December 20, 2005
(4) Incorporated by reference to the report filed on Form 8-K on August 8, 2006
(5) Incorporated by reference to the report filed on Form 8-K on March 19, 2007
(6) Incorporate by reference to the attachment to our Definitive Proxy Statement, filed December 31, 2002
(7) Incorporated by reference to the report filed on Form 8-K Current Notice on November 13, 2003
(8) Incorporated by reference to our annual report on Form 10-KSB filed on January 17, 2006

(b)	Reports on Form 8-K. Since September 30, 2006, the Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:
Form 8-K dated December 1, 2006 relating to Items 1.02 and 8.01
Form 8-K dated December 5, 2006 relating to Items 4.01 and 9.01
Form 8-K filed December 8, 2006 relating to Items 5.01, 5.02, and 9.01
Form 8-K filed March 19, 2007 relating to Items 1.01, 2.03, 3.02, 5.02 and 9.01

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSCIENCE TECHNOLOGIES, INC.

Date: August 8, 2008	/s/ John T. Ruddy
President, Chief Executive Officer, Principal Executive
Officer, Chief Financial Officer, Principal Financial
and Accounting Officer and Director

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: August 8, 2008	/s/ John T. Ruddy
President, Chief Executive Officer, Principal Executive
Officer, Chief Financial Officer, Principal Financial
and Accounting Officer and Director