Form 10QSB
period 2008-06-30
NANOSCIENCE TECHNOLOGIES INC
filed 2008-08-15
CIK 1086417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
     Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2008, the issuer had 12,005,755 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheet of Nanoscience Technologies, Inc. at June 30, 2008, related condensed statements of operations, and cash flows for the nine months ended June 30, 2008 and 2007 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2008.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	JUNE 30,	SEPTEMBER 30,
	2008	2007
	(unaudited)
Current assets
Cash	$--	$--
Prepaid Expenses	--	--

Total current assets	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$789,515	$777,874
Accrued interest	379,623	262,123
Notes payable - related parties	22,750	22,750
Convertible debentures - current portion	52,071	--
Total current liabilities	1,243,959	1,062,747

Warrant liability	--	3,137
Convertible debentures, net	1,613,326	1,148,231
Total Liabilities	2,857,285	2,214,115

Stockholders' deficit
Common stock; $0.001 par value; authorized 100,000,000 shares,
12,005,755 shares issued and outstanding as of June 30, 2008
11,886,707 shares issued and outstanding as of September 30, 2007	12,006	11,887
Additional paid-in capital	2,942,495	2,916,234
Deficit accumulated during the development stage	(5,811,786)	(5,142,236)
Total stockholders' deficit	(2,857,285)	(2,214,115)

Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part of these financial statements.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					From Inception of the
					Development Stage on
	For the Three Months Ended		For the Nine Months Ended		September 14, 1987
	June 30,		June 30,		Through June 30,
	2008	2007	2008	2007	2008

REVENUES	$--	$--	$--	$--	$--

OPERATING EXPENSES
General and administrative	27,042	8,896	63,713	39,663	2,281,908
Research and development	--	--	--	--	1,293,042
Licensing fees	--	--	--	--	96,248
TOTAL OPERATING EXPENSES	27,042	8,896	63,713	39,663	3,671,198

LOSS FROM OPERATIONS	(27,042)	(8,896)	(63,713)	(39,663)	(3,671,198)

OTHER INCOME (EXPENSES)
Other income	97	518	3,137	31,679	89,516
Interest expense	(204,160)	(199,916)	(608,974)	(570,598)	(2,230,104)
TOTAL OTHER INCOME (EXPENSES)	(204,063)	(199,398)	(605,837)	(538,919)	(2,140,588)

NET LOSS	$(231,105)	$(208,294)	$(669,550)	$(578,582)	$(5,811,786)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.02)	$(0.02)	$(0.06)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	12,005,755	11,574,207	11,966,072	11,416,787

The accompanying notes are an integral part of these financial statements.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception of the
			Development Stage on
	For the Nine Months Ended		September 14, 1987
	June 30,		Through June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(669,550)	$(578,582)	$(5,811,786)

Adjustments to reconcile loss to net cash used by
operating activities:
Change in fair value of warrant liability	(3,137)	(7,422)	(46,720)
Accrued interest contributed by shareholders	24,380	24,380	135,549
Common stock issued for services and fees	--	--	345,448
Common stock warrants granted for services	--	--	75,430
Depreciation and amortization expense	--	--	43,658
Amortization of marketing expense	--	--	110,000
Contributed services	--	--	290
Amortization of discount on debt	465,093	435,811	1,738,687
Changes in operating assets and liabilities
(Increase) Decrease in prepaid expenses	--	--	(4,000)
Increase (Decrease) in accounts payable and
accrued expenses	131,143	47,010	780,741

Net cash used in operating activities	(52,071)	(78,803)	(2,632,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	--	(4,931)
Patent costs	--	--	(38,727)

Net cash used in investing activities	--	--	(43,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	--	16,000	398,377
Proceeds from convertible debentures payable	52,071	60,000	1,762,664
Proceeds from stock subscriptions payable	--	--	130,000
Repayment of notes payable - related parties	--	--	(20,200)
Common stock issued for cash	--	--	405,520

Net cash provided by financing activities	52,071	76,000	2,676,361

NET INCREASE (DECREASE) IN CASH	--	(2,803)	--

CASH AT BEGINNING OF PERIOD	--	2,803	--

CASH AT END OF PERIOD	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

Cash paid during the year for:
Interest	$--	$--	$487
Income taxes	$--	$--	$--

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Forgiveness of debt by related party	$--	$--	$30,367
Common stock warrants granted for services	$--	$15,000	$75,430
Common stock issued for services and fees	$--	$--	$360,198
Accrued interest converted to debt	$--	$--	$41,148
Production costs contributed by shareholders	$--	$--	$111,000
Issuance of common stock for stock subscription payable	$--	$--	$130,000
Termination of derivative feature of debentures	$--	$--	$113,418
Allocation of convertible debt proceeds to beneficial
conversion feature	$--	$--	$1,587,284
Conversion of convertible debentures to common stock	$2,000	$7,259	$14,259

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual loses, which have resulted in an accumulated deficit of approximately $5,811,786 at June 30, 2008, which raises substantial doubt about the Company's ability to continue as a going concern. The Company ceased operations on December 1, 2006 and is considered to be a public shell.

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

In December 2006, the Company issued 250,000 shares of common stock and a warrant to purchase 500,000 shares of common stock to a consultant for arranging financing for the Company. The shares were valued at the fair value of the services performed of $15,000. The warrant was valued at fair value using the Black-Scholes pricing model at $23,905.

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

NOTE 4- RELATED PARTY TRANSACTIONS

As of June 30, 2008, related parties had loaned the Company $325,060. The loans are non interest bearing, due upon demand and unsecured. The Company has imputed interest on the loans at 10% per annum. This interest was recorded as contribution to capital by the shareholders.

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

On December 14, 2005, the $1,009,347 of convertible debentures along with $31,801 of accrued interest were exchanged pursuant to a new Securities Purchase Agreement with the same investors (the “December Debenture Holders”) including new net proceeds of $530,593 for the sale of $1,690,359 of Secured Convertible Debentures (the “December Convertible Debentures”) and warrants to purchase up to 100,000 shares of the Company’s common stock. The December Convertible Debentures bear interest at 8% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the December Convertible Debentures. The December Convertible Debentures are convertible into shares of the Company’s common stock at the December Debenture Holders’ option as described in the agreement. The full principal amount of the December Convertible Debentures is due upon the occurrence of an event of default. The warrants are exercisable for a period of three years from the date of issuance and have an exercise price of $0.01 per share. In addition, the Company has granted the December Debenture Holders registration rights and a security interest in substantially all of the Company’s assets.

In accordance with Emerging Issues Task Force 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the proceeds from the sale of $1,690,359 of December Convertible Debentures on December 14, 2005, between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The resulting fair value of the warrants of $44,457 was recorded as a debt discount. The Company also recorded $118,618 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the December Convertible Debentures. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $1,527,284. Accordingly, the Company recorded an additional debt discount of $1,527,284. The total debt discount of $1,690,359 is being amortized to interest expense over the three year term of the December Convertible Debentures.

Similarly, the Company allocated the proceeds from the sale of $120,000 of secured convertible debentures on July 28, 2006 (the “July Convertible Debentures”), between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.17, exercise price of warrants of $0.20, risk free interest rate of 3.5%, expected volatility of 106% and expected life of two years. The resulting fair value of the warrants of $44,457 was recorded as a debt discount. The Company also recorded $20,000 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the July Convertible Debentures. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $100,000. Accordingly, the Company recorded an additional debt discount of $100,000. The total debt discount of $120,000 is being amortized to interest expense over the two year term of the July Convertible Debentures. The July Convertible Debentures bear interest at 8% and have a maturity date of two years from the date of issuance. The Company is not required to make any principal payments during the term of the July Convertible Debentures. The July Convertible Debentures are convertible into shares of the Company’s common stock at the option of the holders of the July Convertible Debentures (the “July Debenture Holders”) as described in the agreement. The full principal amount of the July Convertible Debentures is due upon the occurrence of an event of default. The warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.20 per share. In addition, the Company has granted the July Debenture Holders registration rights and a security interest in substantially all of the Company’s assets.

Also, the Company allocated the proceeds from the sale of $60,000 of secured convertible debentures in December 2006 (the “December 2006 Debentures”) between the relative fair values of the warrants and the debt. The sale occurred by means of an amendment to the July Convertible Debenture that increased the amount of the July Convertible Debenture from $120,000 to $180,000, but did not change any other terms. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.06, exercise price of warrants of $0.06, risk free interest rate of 4.35%, expected volatility of 219%

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(unaudited)

NOTE 6 - SIGNIFICANT EVENTS (Continued)

CONVERTIBLE DEBENTURES (Continued)

and expected life of one and one half years. The resulting fair value of the warrants of $23,905 was recorded as a debt discount. The Company also recorded $20,000 of fees withheld by the lender as an additional debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds allocated to the debt portion of the December 2006 Debentures. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $60,000. Accordingly, the Company recorded an additional debt discount of $60,000. The total debt discount of $60,000 is being amortized to interest expense over the two year term of the December 2006 Debentures. The December 2006 Debentures bear interest at 8% and have a maturity date of July 28, 2008. The Company is not required to make any principal payments during the term of the December 2006 Debentures. The December 2006 Debentures are convertible into shares of the Company’s common stock at the holders’ option as described in the agreement. The full principal amount of the December 2006 Debentures is due upon the occurrence of an event of default. The warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.06 per share. In addition, the Company has granted the holders of the December 2006 Debentures registration rights and a security interest in substantially all of the Company’s assets.

On October 11, 2007 the Company issued $15,250 in convertible debentures which were convertible into shares of the Company’s common stock at the holder’s option any time and from time to time, after the Original Issue Date. The convertible debentures bear interest at The Wall Street Journal Prime Rate, plus two and one-quarter percent (2.25%) (“Interest Rate”), and have a maturity date of six months, maturing on April 11, 2008.

On March 24, 2008 the Company issued $36,821 in convertible debentures which were convertible into shares of the Company’s common stock at the holder’s option, in whole or in part at any time and from time to time, after the Original Issue Date. The convertible debentures bear interest at 14%, and have a maturity date on or before December 31, 2008. The conversion price in effect on any conversion date shall be, at the sole option of the Holder, equal to either (a) $0.009 (the “Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest Volume Weighted Average Price (“VWAP”) of the Common Stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “Market Conversion Price”). The Fixed Conversion Price and the Market Conversion Price are collectively referred to as the “Conversion Price”.

A summary of the secured convertible debentures at June 30, 2008:

Convertible secured debentures: 8% per annum
due December 14, 2008	$1,690,359
Convertible secured debentures: 8% per annum
due July 28, 2008	180,000
Convertible secured debentures: Wall Street Journal
Prime rate plus 2.25% per annum
Due April 11, 2008	15,250
Convertible secured debentures: 14% per annum
Due December 17, 2008	36,821
Less: conversion into common stock	(14,259)
Discount on debt, net of accumulated
amortization of	(242,774)
Net convertible secured debentures	$1,665,397

Pursuant to the terms of a registration rights agreement entered into with the December Debenture Holders on December 14, 2005, the Company is obligated to register for resale, within a defined time period, the shares underlying the December Convertible Debentures and warrants that were issued to the December Debenture Holders under the Securities Act of 1933, as amended. The terms of the registration rights agreement provide that in the event that the registration statement does not become effective within 90 days after the date filed, the Company is required to pay to the December Debenture Holders as liquidated damages, an amount equal to 2% per 30-day period of the outstanding principal amount of the December Convertible Debentures outstanding. The Company has not filed a registration statement with respect to the shares underlying the December Convertible Debentures and warrants that were issued to the December Debenture Holders.

Pursuant to the terms of a registration rights agreement entered into with the July Debenture Holders on July 28, 2006 (which agreement the December 2006 Debentures subsequently became subject to) the Company is obligated to register for resale, within a defined time period, the shares underlying the July Convertible Debentures (as increased by the December 2006 Debentures) and warrants that were issued to the holders of such debentures under the Securities Act of 1933, as amended. The terms of the registration rights agreement provide that in the event that a registration statement is not filed by August 27, 2006 or is not declared effective by the SEC on or before October 26, 2006, the Company is required to pay to the holders of the July Convertible Debentures (as increased by the December 2006 Debentures) as liquidated damages, an amount equal to 2% of the liquidated value of the July Convertible Debentures (as increased by the December 2006 Debentures) outstanding for each 30 day period after August 27, 2006. The Company has not filed a registration statement with respect to the shares underlying the debentures and warrants that were issued to the holders of such debentures. At the time of this filing, the Company is in default on all its convertible debentures. However, no formal legal notice has been received from the convertible debenture holders.

NANOSCIENCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(unaudited)

NOTE 6 - SIGNIFICANT EVENTS (Continued)

CONVERTIBLE DEBENTURES (Continued)

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," the fair value of the warrants amounting to $45,457 was recorded as a liability on the closing date of December 14, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 124% and expected life of three years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $0.45, exercise price of warrants of $0.01, risk free interest rate of 3.5%, expected volatility of 185% and expected life of 2.96 years. The decrease in the fair market value of the warrants from $44,457 to $3,137 resulted in non-cash other income of $41,320 as at September 30, 2007. For the period ended June 30, 2008 the fair market value of the warrants decreased to $0, resulting in non-cash other income of $3,137. Upon the Company meeting its obligations to register the securities, the fair value of the warrants on that date will be reclassified to equity.

NOTE 7 - SUBSEQUENT EVENTS

CONVERTIBLE DEBENTURE

On July 31, 2008, the Company issued a convertible debenture in the principal amount of $61,000 in a private placement transaction to YA Global Investments, L.P. The convertible debenture is convertible into shares of the Company’s common stock at the holder’s option. The conversion price in effect on any conversion date is equal to either (a) $0.009 or (b) 80% of the lowest volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the conversion date as quoted by Bloomberg, L.P. Generally, except under certain specified circumstances, the holder of the convertible debenture may not convert such debenture into shares of the Company’s common stock to the extent that such conversion would cause the holder to beneficially own in excess of 4.99% of the Company’s outstanding shares after giving effect to such conversion. The convertible debenture bears interest at 14% and has a maturity date on or before July 31, 2009. The maturity date may be accelerated upon the occurrence of an event of default under the debenture.

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

PLAN OF OPERATION

CESSATION OF OPERATIONS

As disclosed previously in our September 30, 2007 Form 10-KSB, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. At the date hereof, our liabilities exceeded our assets by approximately $2,857,285. We recorded no revenues during the nine months ended June 30, 2008.

We have expended efforts to secure additional capital from both our principal creditor and other third parties, but such efforts have been unsuccessful. Currently, we have a severe working capital deficiency of $1,243,959.

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

As of the date hereof, we have one part-time employee as our President, C.E.O. and C.F.O. We also fulfill several of our management functions through the use of independent contractors. These functions include legal, accounting and investor relations.

RESULTS OF OPERATIONS

The Company had a history of losses and ceased operations in December 2006.

Results of Operations For the Three Months Ended June 30, 2008, As Compared To the Three Months Ended June 30, 2007.

Operations.    For the three month period ended June 30, 2008, we did not have any revenues and incurred a net loss of approximately $231,000 compared to a loss of approximately $208,000 for the three month period ended June 30, 2007. The increase of $23,000 or 11% was due to interest expense and higher professional fees.

General & Administrative.         For the three month period ended June 30, 2008 we expended approximately $27,000 compared to approximately $8,900 for the same period in 2007. The increase of $18,100 or 203% was due to higher professional fees.

Interest Expense.    Our interest expense was approximately $204,000 for the three months ended June 30, 2008 as compared to approximately $200,000 for the three months ended June 30, 2007. The increase of $4,000 or 2% was due to an increase in debt.

Other Income.    The approximately $100 other income during the three month period ended June 30, 2008 was due to the warrant volatility calculation, which was lower than the approximately $500 for the same period last year.

Results of Operations For the Nine Months Ended June 30, 2008, As Compared To the Nine Months Ended June 30, 2007.

Operations.     For the nine month period ended June 30, 2008, we did not have any revenues and incurred a net loss of approximately 670,000 compared to a loss of approximately $579,000 for the nine month period ended June 30, 2007. The increase of $91,000 or 16% was due to higher professional fees and interest expense.

General & Administrative.     For the nine month period ended we expended approximately $64,000 compared to approximately $40,000 for the same period in 2007. The increase of $24,000 or 60% was due to higher professional fees.

Interest Expense.    Our interest expense was approximately $609,000 for the nine months ended June 30, 2008 as compared to approximately $571,000 for the nine months ended June 30, 2007. The increase of $38,000 or 7% was due to an increase in debt.

Other Income.    The approximately $3,000 other income during the nine month period ended June 30, 2008 was due to the warrant volatility calculation, which was substantially lower than the $32,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of approximately $669,500 for the nine months ended June 30, 2008. The Company has no cash on hand as of June 30, 2008. The Company’s current liabilities exceeded our current assets by approximately $1,244,000 as of June 30, 2008.

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

NET OPERATING LOSS

We have accumulated approximately $3,659,000 of net operating loss carryforwards as of June 30, 2008, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2028. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2007 or the nine month period ended June 30, 2008 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

ITEM 3A(T). CONTROLS AND PROCEDURES.

               Disclosure Controls and Procedures Over Financial Reporting

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

          Changes In Internal Controls

           There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At the time of this filing, the Company is in default on all its convertible debentures. However, no formal legal notice has been received from the debenture holders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is not applicable.

ITEM 5. OTHER INFORMATION

The description of the issuance of a convertible debenture under Part I, Item 1, Note 7 “Subsequent Events” is incorporated into this Item 5 by reference.

ITEM 6. EXHIBITS

Exhibit 4.1	Convertible Secured Debenture dated July 31, 2008 in favor of YA Global Investments, L.P. in the original principal amount of $61,000

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSCIENCE TECHNOLOGIES, INC.

August 15, 2008	/s/ John T. Ruddy
President, Chief Executive Officer,
Principal Executive Officer, Chief Financial
Officer, Principal Financial and Accounting
Officer and Director